Form 10-Q
period 2015-06-30
Tallgrass Energy GP, LP
filed 2015-07-30
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 30, 2015, the Registrant had 47,725,000 Class A shares and 109,504,440 Class B shares outstanding.

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
EPA: The United States Environmental Protection Agency.
Fee Based Processing Contracts: Natural gas processing contracts that are primarily based upon a fixed fee and/or a volumetric-based fee rate, which is typically tied to reserved capacity or inlet volumes.
FERC: Federal Energy Regulatory Commission.
Firm transportation and storage services: Those services pursuant to which customers receive firm assurances regarding the availability of capacity and deliverability of natural gas on our assets up to a contracted amount at specified receipt and delivery points. Firm transportation contracts obligate our customers to pay a fixed monthly reservation charge to reserve an agreed upon amount of pipeline capacity for transportation regardless if the contracted capacity is used by the customer during each month. Firm storage contracts obligate our customers to pay a fixed monthly charge for the firm right to inject, withdraw and store a specified volume of natural gas regardless if the contracted storage capacity is actually utilized by the customer.
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
Non-contract barrels (or walk-up barrels): Barrels of crude oil that our customers ship based solely on availability of capacity and deliverability with no assurance of future capacity.
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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,278	$867
Accounts receivable, net	51,521	39,768
Receivable from related party	—	73,393
Gas imbalances	1,017	2,442
Inventories	15,162	13,045
Prepayments and other current assets	3,768	2,766
Total Current Assets	73,746	132,281
Property, plant and equipment, net	1,943,016	1,853,081
Goodwill	343,288	343,288
Intangible asset, net	100,506	104,538
Deferred tax asset	441,584	—
Deferred financing costs, net	6,371	5,528
Deferred charges and other assets	16,651	18,481
Total Assets	$2,925,162	$2,457,197
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable (including $15,945 and $45,534, respectively, related to VIEs)	$28,583	$62,329
Accounts payable to related parties	3,772	3,915
Gas imbalances	2,812	3,611
Derivative liabilities at fair value	41	—
Accrued taxes	12,206	3,989
Accrued liabilities	6,915	9,384
Deferred revenue	9,882	5,468
Other current liabilities	4,247	7,872
Total Current Liabilities	68,458	96,568
Long-term debt (including $147,000 and $0, respectively, related to VIEs)	853,000	559,000
Other long-term liabilities and deferred credits	6,342	6,478
Total Long-term Liabilities	859,342	565,478
Commitments and Contingencies
Equity:
TEGP Predecessor	—	146,866
Class A Shareholders (47,725,000 and no shares outstanding, respectively)	408,685	—
Class B Shareholders (109,504,440 and no shares outstanding, respectively)	—	—
Total Partners' Capital	408,685	146,866
Noncontrolling interests	1,588,677	1,648,285
Total Equity	$1,997,362	$1,795,151
Total Liabilities and Equity	$2,925,162	$2,457,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,011	$39,042	$41,880	$92,757
Natural gas transportation services	29,041	30,569	61,189	64,673
Crude oil transportation services	74,022	—	124,403	—
Processing and other revenues	9,896	7,709	20,173	14,669
Total Revenues	132,970	77,320	247,645	172,099
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	17,180	37,214	36,773	85,420
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,492	5,288	24,207	10,405
Operations and maintenance	12,408	10,055	21,983	18,068
Depreciation and amortization	20,355	9,525	40,960	17,834
General and administrative	13,701	7,124	26,390	13,773
Taxes, other than income taxes	(271)	1,639	11,026	3,595
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	76,865	70,845	165,822	149,095
Operating Income	56,105	6,475	81,823	23,004
Other (Expense) Income:
Interest expense, net	(4,479)	(2,137)	(7,919)	(3,433)
Gain on remeasurement of unconsolidated investment	—	9,388	—	9,388
Equity in earnings of unconsolidated investment	—	273	—	717
Other income, net	769	729	1,481	1,669
Total Other (Expense) Income	(3,710)	8,253	(6,438)	8,341
Net income before tax	52,395	14,728	75,385	31,345
Deferred income tax expense	(1,772)	—	(1,772)	—
Net income	50,623	14,728	73,613	31,345
Net (income) loss attributable to noncontrolling interests	(45,889)	(12,295)	(63,757)	(26,274)
Net income attributable to TEGP	$4,734	$2,433	$9,856	$5,071
Allocation of income for the three and six months ended June 30, 2015:
Net income attributable to TEGP from the beginning of the period to May 11, 2015	$2,271		$7,393
Net income attributable to TEGP from May 12, 2015 to June 30, 2015	2,463		2,463
Basic and diluted net income per Class A share	$0.05		$0.05
Basic and diluted average number of Class A shares outstanding	47,725		47,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$73,613	$31,345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44,677	18,470
Gain on remeasurement of unconsolidated investment	—	(9,388)
Noncash compensation expense	3,254	2,249
Loss on sale of assets	4,483	—
Changes in components of working capital:
Accounts receivable and other	(10,215)	4,142
Inventories	(6,068)	(867)
Accounts payable and accrued liabilities	2,389	(17,077)
Deferred revenue	4,198	1,673
Other operating, net	(4,708)	578
Net Cash Provided by Operating Activities	111,623	31,125
Cash Flows from Investing Activities:
Capital expenditures	(49,544)	(479,309)
Acquisition of Trailblazer	—	(150,000)
Acquisition of additional equity interests in Water Solutions	—	(7,600)
Acquisition of additional 33.3% membership interest in Pony Express	(700,000)	—
Other investing, net	(4,648)	(1,638)
Net Cash Used in Investing Activities	(754,192)	(638,547)
Cash Flows from Financing Activities:
Proceeds from initial public offering of Class A shares, net	1,315,383	—
Acquisition of Acquired TEP Units	(953,600)	—
Proceeds from public offering of TEP common units, net	551,673	—
Distribution of Excess Proceeds to Exchange Right Holders	(334,068)	—
Proceeds from revolver borrowings, net	294,000	146,000
Acquisition of additional Tallgrass Equity units	(171,948)	—
Distributions to TEP unitholders	(46,082)	(13,244)
Contributions from noncontrolling interests	16,294	—
(Distributions to) Contributions from TEGP Predecessor, net	(13,533)	446,874
Contribution from TD	—	27,488
Other financing, net	(14,139)	330
Net Cash Provided by Financing Activities	643,980	607,448
Net Change in Cash and Cash Equivalents	1,411	26
Cash and Cash Equivalents, beginning of period	867	—
Cash and Cash Equivalents, end of period	$2,278	$26

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with TD	$103,239	$—
Contributions from noncontrolling interests settled via the cash management agreement with TD	$21,525	$—
Distribution to noncontrolling interests settled via the cash management agreement with TD	$22,266	$—
Increase in accrual for payment of property, plant and equipment	$—	$10,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(UNAUDITED)

	TEGP Predecessor	Partners' Capital (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2015	$146,866	$—	$—	$1,648,285	$1,795,151
Net income for the period from January 1, 2015 to May 11, 2015	7,393	—	—	32,196	39,589
Issuance of TEP units to public, net of offering costs	63,520	—	—	488,153	551,673
Acquisition of additional 33.3% membership interest in Pony Express	(98,446)	—	—	(601,554)	(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	(9,425)	(13,533)
Consolidation of TEGP Predecessor assets	(115,225)	115,225	—	—	—
Issuance of Class A shares to the public, net of offering costs	—	1,315,383	—	—	1,315,383
Acquisition of Acquired TEP Units from TD	—	(953,600)	—	—	(953,600)
Distribution of excess Offering proceeds to Exchange Right Holders	—	(334,068)	—	—	(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	(171,948)	—	—	(171,948)
Deferred tax asset	—	443,356	—	—	443,356
Net income for the period from May 12, 2015 to June 30, 2015	—	2,463	—	31,561	34,024
Issuance of common units under TEP LTIP plan	—	(661)	—	(5,901)	(6,562)
Distributions to TEP unitholders	—	—	—	(46,082)	(46,082)
Noncash compensation expense	—	—	—	6,000	6,000
Contributions from noncontrolling interest	—	—	—	68,651	68,651
Distributions to noncontrolling interest	—	—	—	(22,607)	(22,607)
Distributions to TEP GP Members	—	(7,465)	—	—	(7,465)
Acquisition of noncontrolling interests	—	—	—	(600)	(600)
Balance at June 30, 2015	$—	$408,685	$—	$1,588,677	$1,997,362

	TEGP Predecessor	Partners' Capital (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2014	$150,871	$—	$—	$1,158,230	$1,309,101
Net income	5,071	—	—	26,274	31,345
Noncash compensation expense	—	—	—	4,650	4,650
Distributions to TEP unitholders	—	—	—	(13,244)	(13,244)
Contributions from TEGP Predecessor	18,969	—	—	427,905	446,874
Contribution from TD	8,344	—	—	19,144	27,488
Issuance of TEP general partner units to TEGP Predecessor	80	—	—	183	263
Acquisition of Trailblazer	(33,916)	—	—	(116,084)	(150,000)
Acquisition of Water Solutions	—	—	—	1,400	1,400
Balance at June 30, 2014	$149,419	$—	$—	$1,508,458	$1,657,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a Delaware limited partnership formed in February 2015 that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "Offering"), which was completed on May 12, 2015. Prior to closing the Offering, Tallgrass Equity held a 100% membership interest in Tallgrass Energy Holdings, LLC ("Holdings"). Holdings, in turn, held a 100% limited partner interest in TEGP and a 100% membership interest in TEGP Management, LLC ("TEGP Management"), the general partner of TEGP.
In connection with the closing of the Offering on May 12, 2015, the following transactions (the “Reorganization Transactions”) occurred:

•
Tallgrass Equity distributed its membership interest in Holdings to its members, pro rata, and Holdings distributed its 100% limited partner interest in TEGP, respectively, to its members, pro rata, which are referred to as the “Exchange Right Holders”;

•
TEGP issued 47,725,000 Class A shares to the public for net proceeds of approximately $1.3 billion, including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option;

•
The existing limited partner interests in TEGP held by the Exchange Right Holders were converted into 115,729,440 Class B shares, 6,225,000 of which were automatically canceled in connection with the underwriters’ exercise of the overallotment option, resulting in the Exchange Right Holders owning 109,504,440 Class B shares;

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

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20,000,000 common units, representing limited partner interests in Tallgrass Energy Partners, LP ("TEP"), from Tallgrass Development, LP ("TD") at $47.68 per TEP common unit (the “Acquired TEP Units”) and pay offering expenses and other transaction costs. Tallgrass Equity distributed substantially all of the remaining proceeds (the "Excess Proceeds") to the Exchange Right Holders, retaining approximately $3 million for short term working capital needs.

TEGP's sole cash-generating asset is an approximate 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP, described below, that were historically owned by entities controlled by Tallgrass Equity, including TD:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing a 1.36% general partner interest in TEP at June 30, 2015.

•	The Acquired TEP Units, representing an approximately 32.57% limited partner interest in TEP at June 30, 2015.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2015 and 2014 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair presentation of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC.
Our financial results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with our final prospectus dated May 6, 2015 (the “Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-202258) and filed with the United States Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on May 7, 2015.
The unaudited condensed consolidated financial statements of TEGP as of December 31, 2014 and for the three and six months ended June 30, 2014, include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP’s initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described in Note 1 – Description of Business, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the Offering and to TEGP thereafter.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP are attributed to TEGP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEGP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express") effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ending September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ending December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 will be attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.
A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity’s economic performance. We have presented separately in our condensed consolidated balance sheets, to the extent material, the assets of our consolidated VIEs that can only be used to settle specific obligations of the consolidated VIEs, and the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit. Tallgrass Equity and Pony Express are considered to be VIEs under the applicable authoritative guidance. Based on a qualitative analysis in accordance with the applicable authoritative guidance, we have determined that we have the power to direct matters that most significantly impact the activities of Tallgrass Equity and Pony Express and have the right to receive benefits of Tallgrass Equity and Pony Express that could potentially be significant to the respective entities. We have consolidated Tallgrass Equity as we are the primary beneficiary. We also consolidate Pony Express through our indirect investment in TEP, as TEP is the primary beneficiary of Pony Express. For additional information see Note 3 – Variable Interest Entities.

Use of Estimates
Certain amounts included in or affecting these condensed consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods it considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. During the second quarter of 2015, we recorded a reduction in our property tax accrual for the first quarter of 2015 of $5.7 million as a result of revised property tax estimates due to successful appeals with state taxing authorities on the assessed value of property, which resulted in a net credit of $0.3 million in taxes, other than income taxes for the three months ended June 30, 2015.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Net equity contributions and distributions included in the condensed consolidated statements of cash flows represent transfers of cash as a result of TD’s centralized cash management systems prior to April 1, 2014 for Trailblazer Pipeline Company LLC ("Trailblazer") and September 1, 2014 for Pony Express, under which cash balances were swept daily and recorded as loans from the subsidiaries to TD. These loans were then periodically recorded as equity distributions. Pony Express participates in a cash management agreement with TD, which holds a 33.3% common membership interest in Pony Express, under which cash balances are swept daily and recorded as loans from Pony Express to TD.
All payable and receivable balances between TEGP and TD are cash settled with the exception of certain balances payable from Pony Express to TD, which have been settled against the receivable from TD via the Pony Express cash management agreement discussed in the prior paragraph.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at their estimated collectible amounts. We make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and adjustments are recorded as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. Our allowance for doubtful accounts totaled $0.5 million at June 30, 2015 and December 31, 2014.
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
Accounting for Regulatory Activities
Regulated activities are accounted for in accordance with the "Regulated Operations" Topic of the Codification. This Topic prescribes the circumstances in which the application of GAAP is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. We had recorded regulatory assets of approximately $1.2 million and $1.4 million included in "Deferred charges and other assets" in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively. Regulatory assets at June 30, 2015 and December 31, 2014 were primarily attributable to costs associated with Trailblazer’s 2013 Rate Case Filing as more fully described in Note 12 – Regulatory Matters.

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

We maintain working gas in our underground storage facilities on behalf of certain third parties. We receive a fee for our storage services but do not reflect the value of third party gas in the accompanying condensed consolidated financial statements. We occasionally acquire volumes of working gas for our own account. These volumes of working gas are recorded as natural gas inventory at the lower of cost or market.
Depreciation and Amortization - Regulated Assets
For our regulated assets at TIGT and Trailblazer, we have elected to compute depreciation using a composite method employed by applying a single, FERC approved depreciation rate to a group of assets with similar economic characteristics. This composite method of depreciation approximates a straight-line method of depreciation. The annualized rate of depreciation ranges from 0.70% to 12.00% for the various classes of depreciable, regulated assets.
Depreciation and Amortization - Non-regulated Assets
For non-regulated assets, we have elected to use the straight-line method of depreciation. The useful lives for the various classes of non-regulated depreciable assets are as follows:

Range of Useful Lives
(in years)
Crude oil pipelines	35
Processing & Treating	30
Natural gas pipelines (1)	10
General & Other	3-13 1/3

(1)	Includes the Replacement Gas Facilities as discussed in Note 5 – Related Party Transactions and Note 12 – Regulatory Matters.
Gas Imbalances
Gas imbalances receivable and payable represent the difference between customer nominations and actual gas receipts from, and gas deliveries to, interconnecting pipelines under various operational balancing and imbalance agreements. Gas imbalances are either made up in-kind or settled in cash, subject to the terms and valuations of the various agreements. Imbalances are valued at applicable average market index prices.
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
Our investment in Grasslands Water Services I, LLC ("GWSI"), which owns a water transportation pipeline, was initially recorded under the equity method of accounting as we had the ability to exercise significant influence, but not control, over this investment. There was $0.3 million and $0.7 million equity in earnings recognized for the three and six months ended June 30, 2014, respectively. There were no equity in earnings recognized for the three and six months ended June 30, 2015. As discussed in Note 4 –  Acquisitions, during the year ended December 31, 2014, TEGP acquired a controlling interest in GWSI, which was subsequently renamed BNN Redtail, LLC ("Redtail"), and consolidated its investment in Redtail as of May 13, 2014 accordingly.
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
Natural gas liquids sales occur in the Processing & Logistics segment and consist of the sale of outputs from our processing plants and the marketing of natural gas liquids that are delivered by our suppliers under either fee-based arrangements or percent-of-proceeds arrangements. Under these arrangements, we treat and process the natural gas delivered by our suppliers, and then sell the resulting NGLs and condensate based on published index market prices. We remit to the producers an agreed-upon percentage of the actual proceeds that we receive from our sales of the NGLs and condensate. We keep the difference between the proceeds received and the amount remitted back to the producer. We generally report gross revenues in the condensed consolidated statements of income, as we typically act as the principal in these transactions, take custody to the product, and incur the risks and rewards of ownership. Processing and other revenues primarily represent fees for processing, treating and fractionation of natural gas and NGLs earned under fee-based arrangements and revenue from water services earned in the Processing & Logistics segment.
Natural gas sales occur in both the Natural Gas Transportation & Logistics segment and in the Processing & Logistics segment. In the Natural Gas Transportation & Logistics segment, transportation services revenue is recognized when a portion of the natural gas transported by customers is collected as a contractual fee to compensate us for fuel consumed by pipeline and storage operations. We take title and record revenue at market prices when the volumes included in the contractual fee are delivered from the customer and injected into our storage facility. When the excess volumes are eventually sold we record natural gas sales revenue at the contractual sales price and cost of sales at average cost. In addition, when operational conditions allow, we occasionally sell "base gas," which refers to the minimum volume of natural gas required in order to operate the storage facility. In the Processing & Logistics segment, we purchase natural gas primarily for use in our operations and for meeting contractual requirements to deliver natural gas to certain customers. In addition, some of our contractual arrangements allow us to keep a portion of the processed natural gas as compensation for processing services. We generate revenue by selling the volumes of natural gas received or purchased that exceed our business needs.
Natural gas transportation and storage services occur in the Natural Gas Transportation & Logistics segment. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fee-based component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements. In addition to "firm" and "interruptible" transportation services, we also provide natural gas park and loan services to assist customers in managing short-term gas surpluses or deficits. Revenues are recognized as services are provided, based on the terms negotiated under these contracts.

Crude oil transportation services occur in the Crude Oil Transportation & Logistics segment. We provide various types of crude oil transportation services to our customers and, other than pipeline allowance oil, do not take title to the crude oil and do not incur the risks and rewards of ownership. In many cases the customer has committed to ship a fixed quantity of oil barrels per month. For barrels physically received by us and delivered to the customers’ agreed upon destination point, revenue is recognized in the period the service is provided. Shipper deficiencies, or barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers’ agreed upon destination point, are charged at the committed tariff rate per barrel and recorded as a deferred liability until the barrels are physically transported and delivered. In the case of non-committed shippers, revenue is recognized in the same manner utilized for the barrels physically transported and delivered. A loss allowance is factored into the crude oil tariffs to offset losses in transit. As crude oil is transported, we earn oil for our services as pipeline allowance oil. Any pipeline allowance oil that remains after replacing losses in transit can be sold. We take title and record revenue at market prices when the volumes included in the pipeline loss allowance are delivered from the customer. When pipeline loss allowance oil is eventually sold we record revenue at the contractual sales price and cost of sales at average cost as discussed in "Inventories" above. During the three and six months ended June 30, 2015, we recognized revenue of $1.2 million on the sale of pipeline allowance oil, which is included in "Sales of natural gas, NGLs, and crude oil" in the condensed consolidated statements of income.
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
For information regarding financial instruments measured at fair value on a recurring basis, see Note 8 – Risk Management. For information regarding the fair value of financial instruments not measured at fair value in the condensed consolidated balance sheets, see Note 9 – Long-term Debt.
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
Income Taxes
TEGP is comprised solely of limited liability companies that have elected to be treated as partnerships for income tax purposes. Accordingly, no provision for federal or state income taxes was recorded in the financial statements of TEGP Predecessor and the tax effects of our activities accrued to their parents for periods prior to the completion of the Offering on May 12, 2015. Although TEGP is organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes for periods beginning May 12, 2015. We recognized a deferred tax asset of $443.4 million as a result of the Reorganization Transactions in connection with the Offering, $1.8 million of which was recognized as deferred income tax expense during the period from May 12, 2015 to June 30, 2015.
We estimate an annual effective income tax rate based on projected results for the year and apply this rate to income before taxes to calculate income tax expense. All earnings from TEGP's consolidated subsidiaries are included in our net income, however we are not required to record income tax expense with respect to the portion of our earnings allocated to noncontrolling interests, which reduces our effective tax rate.
Our effective income tax rate for the period from May 12, 2015 to June 30, 2015 was 4.79%. We are projecting a tax loss for both U.S. Federal and State income taxes for the year ended December 31, 2015. As a result, there is no current provision for income taxes for the three and six months ended June 30, 2015.
Pursuant to the applicable guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of June 30, 2015, we had not recognized any material amounts in connection with uncertainty in income taxes.

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
The amendments in ASU 2014-09 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09.
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
ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory"
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 establishes a "lower of cost and net realizable value" model for the measurement of most inventory balances. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
The amendments in ASU 2015-11 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-11.
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
We also consolidate Pony Express through our indirect ownership of TEP. TEP does not have the obligation to absorb losses from Pony Express during the preference period as a result of the minimum quarterly preference payments as discussed in Note 4 – Acquisitions. In addition, for the period from our acquisition of the initial 33.3% membership interest effective September 1, 2014 to our acquisition of an additional 33.3% membership interest effective March 1, 2015, TEP, as the managing member of Pony Express, had voting rights disproportionate to its ownership interest. As a result, we determined that Pony Express is a VIE of which TEP is the primary beneficiary and consolidated Pony Express accordingly. TEP has not provided any additional financial support to Pony Express other than its initial capital contribution of $570 million and has no contractual commitments or obligations to provide additional financial support. In the event that the costs of construction of the crude oil pipeline system owned and operated by Pony Express, which we refer to as the Pony Express System, including the lateral on the Pony Express System in Northeast Colorado, exceed the $270 million retained by Pony Express as discussed in Note 4 – Acquisitions, TD is obligated to fund the remaining costs.
The carrying amounts and classifications of the Tallgrass Equity consolidated assets and liabilities, including the assets and liabilities of Pony Express, included in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Current assets	$73,744	$132,281
Noncurrent assets	2,409,833	2,324,916
Total assets	$2,483,577	$2,457,197
Current liabilities	$68,458	$96,568
Noncurrent liabilities	859,342	565,478
Total liabilities	$927,800	$662,046
4. Acquisitions
TEP Acquisition of Trailblazer
On April 1, 2014, TEP closed the acquisition of Trailblazer from a wholly owned subsidiary of TD for total consideration valued at approximately $164 million, consisting of $150 million in cash and the issuance of 385,140 TEP common units (valued at approximately $14 million based on the March 31, 2014 closing price of TEP’s common units). On that same date, the general partner contributed additional capital in the amount of approximately $263,000 in exchange for the issuance of 7,860 TEP general partner units in order to maintain its 2% general partner interest. The acquisition of Trailblazer represents a change in reporting entity and a transaction between entities under common control. The excess purchase price over the net book value of Trailblazer's assets and liabilities was accounted for as a deemed distribution to TEP GP.
TEP Acquisitions of 66.7% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into the Second Amended Pony Express LLC Agreement, which sets forth the relative rights of TD and TEP as the owners of Pony Express. Of the total consideration of $600 million, TEP directly paid TD $30 million, consisting of $27 million in cash and 70,340 TEP common units with an aggregate fair value of approximately $3 million, in exchange for the transfer by TD to TEP of a 1.9585% membership interest in Pony Express (computed before giving effect to the issuance of the new membership interest by Pony Express to TEP). TEP also contributed cash of $570 million to Pony Express in exchange for a newly issued membership interest which, when combined with the membership interest transferred from TD and the parties' entry at closing into the Second Amended Pony Express LLC Agreement, constituted TEP's 33.3% membership interest in Pony Express, which represented 100% of the preferred membership units issued by Pony Express. Of the $570 million cash consideration received by Pony Express, $300 million was immediately distributed to TD at closing and $270 million was retained by Pony Express to fund the estimated remaining costs of construction for the Pony Express System and the lateral in Northeast Colorado. The $270 million cash balance was subsequently swept to TD under a cash management agreement between Pony Express and TD and was recorded as a related party loan which bears interest at TD's incremental borrowing rate. There was no remaining balance outstanding on the related party loan at June 30, 2015.

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
Effective March 1, 2015, TEP acquired an additional 33.3% membership interest in Pony Express for cash consideration of $700 million. At closing, Pony Express, TD, and TEP entered into the Pony Express LLC Agreement, which sets forth the relative rights of TD and TEP as the owners of Pony Express. The terms of the transaction increased the minimum quarterly preference payment provided to TEP to $36.65 million through the quarter ending December 31, 2015 (prorated to approximately $23.5 million for the quarter ended March 31, 2015) with distributions thereafter shared in accordance with the terms of the Pony Express LLC Agreement.
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
Formation of BNN Water Solutions, LLC
On November 26, 2013, TEP, through its wholly-owned subsidiary Tallgrass Energy Investments, LLC ("TEI"), entered into a joint venture agreement with BNN Energy LLC ("BNN") to form Grasslands Water Services I, LLC ("GWSI"), which subsequently built and began operating an intrastate water pipeline in Colorado. TEP accounted for its 50% equity interest in GWSI as an equity method investment. On May 13, 2014, TEI entered into a contribution agreement with BNN and several other parties to form a new entity known as Water Solutions. Under the terms of the contribution agreement, TEI agreed to contribute its existing 50% interest in GWSI, along with $7.6 million cash, in exchange for an 80% membership interest in Water Solutions. As part of the transaction, GWSI was renamed BNN Redtail, LLC ("Redtail"), became a subsidiary of Water Solutions, and issued preferred equity interests to TEI. Among the assets contributed by BNN and the other parties to the transaction were the other 50% interest in Redtail and a 100% equity interest in Alpha Reclaim Technology, LLC ("Alpha"), a company which sources treated wastewater from municipalities in Texas. Alpha is wholly-owned by Redtail.
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
At December 31, 2014, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. During the three months ended June 30, 2015, the preliminary purchase price allocation with respect to Water Solutions was finalized with no material adjustments.
On May 20, 2015, TEP acquired an additional 12% equity interest in Water Solutions from NR2, LLC for cash consideration of $600,000, which was accounted for as an acquisition of noncontrolling interest. As of June 30, 2015, TEP's aggregate membership interest in Water Solutions was 92%.

5. Related Party Transactions
We have no employees. TD, through its wholly-owned subsidiary Tallgrass Operations, LLC ("Tallgrass Operations"), provided and charged us for direct and indirect costs of services  provided to us or incurred on our behalf including employee labor costs, information technology services, employee health and retirement benefits, and all other expenses necessary or appropriate to the conduct of our business. We recorded these costs on the accrual basis in the period in which TD incurred them. On May 17, 2013, in connection with the closing of TEP’s initial public offering, TEP and its general partner entered into an Omnibus Agreement with TD and certain of its affiliates, including Tallgrass Operations (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP’s behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of the Offering, TEGP entered into an Omnibus Agreement (the “TEGP Omnibus Agreement”) with TEGP Management, LLC, Tallgrass Equity and Holdings (which acts as the general partner of TD).
TEP’s general and administrative costs under the TEP Omnibus Agreement were $5.5 million and $10.9 million for the three and six months ended June 30, 2015, respectively, excluding costs attributable to Pony Express. Pony Express had general and administrative costs of $5.2 million and $10.3 million for the three and six months ended June 30, 2015, respectively. TEP also pays a quarterly reimbursement to TD for costs associated with being a public company. The quarterly public company reimbursement was $635,000 for the second quarter of 2015. Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015. For the period from May 12, 2015 to June 30, 2015, the reimbursement was $250,000. These amounts will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEP and TEGP, respectively.
Due to the cash management agreements discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances were periodically settled and treated as equity distributions prior to April 1, 2014 for Trailblazer and prior to September 1, 2014 for Pony Express. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 are classified as related party receivables in the condensed consolidated balance sheets. We recognized interest income from TD of $0.4 million during the three and six months ended June 30, 2015 on the receivable balance under the Pony Express cash management agreement.
Totals of transactions with affiliated companies are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of transportation services	$6,233	$—	$10,591	$—
Charges to TEGP: (1)
Property, plant and equipment, net	$1,594	$3,186	$2,901	$6,586
Operation and maintenance	$5,825	$4,608	$11,248	$8,956
General and administrative	$9,565	$4,676	$18,821	$9,603

(1)	Charges to TEGP, inclusive of Tallgrass Equity, TEP, and Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.

Details of balances with affiliates included in "Receivable from related party" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Receivable from related party:
Tallgrass Operations, LLC	$—	$73,393
Total receivable from related party	$—	$73,393
Accounts payable to related parties:
Tallgrass Operations, LLC	$3,688	$3,894
Rockies Express Pipeline LLC	84	21
Total accounts payable to related parties	$3,772	$3,915
Balances of gas imbalances with affiliated shippers are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Affiliate gas balance receivables	$11	$275
Affiliate gas balance payables	$405	$455
6. Inventory
The components of inventory at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Crude oil	$2,855	$581
Materials and supplies	5,415	3,049
Natural gas liquids	386	519
Gas in underground storage	6,506	8,896
Total inventory	$15,162	$13,045
7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines	$1,154,685	$939,536
Natural gas pipelines	553,595	548,482
Processing and treating assets	237,045	241,671
General and other	63,530	42,719
Construction work in progress	28,615	139,873
Accumulated depreciation and amortization	(94,454)	(59,200)
Total property, plant and equipment, net	$1,943,016	$1,853,081
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

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Energy commodity derivative contracts	Current liabilities	$41	$—
As of June 30, 2015, the fair value shown for commodity contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.9 Bcf. As of December 31, 2014 there were no derivative contracts outstanding.
Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three and six months ended June 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of gain (loss) recognized in income on derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Derivatives not designated as hedging contracts:
Energy commodity derivative contracts	Sales of natural gas, NGLs, and crude oil	$(131)	$(106)	$(41)	$(458)
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
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as a futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of June 30, 2015, the fair value of TEP’s derivative contracts was a liability, resulting in no credit exposure from TEP’s counterparties as of that date.
In addition, when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. Accordingly, entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability position with each counterparty. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account current credit spreads for its comparative industry sector, as well as any change in such spreads since the last measurement date. As of June 30, 2015 and December 31, 2014, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with the sale of natural gas nor did we have margin deposits with counterparties associated with energy commodity contract positions.
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
The following table summarizes the fair value measurements of our energy commodity derivative contracts as of June 30, 2015 based on the fair value hierarchy established by the Codification:

		Liability fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
TEGP as of June 30, 2015
Energy commodity derivative contracts	$41	$—	$41	$—
9. Long-term Debt
Tallgrass Equity Credit Facility
The following table sets forth the outstanding borrowings, letters of credit issued, and available borrowing capacity under the Tallgrass Equity revolving credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Total capacity under Tallgrass Equity the revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(147,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$3,000	$—
In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general Partnership purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, leaving $3 million in remaining capacity available for future borrowings or letter of credit issuances as of June 30, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 2.72%.
TEP Credit Facility
The following table sets forth the outstanding borrowings, letters of credit issued, and available borrowing capacity under the TEP revolving credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Total capacity under the TEP revolving credit facility	$850,000	$850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(706,000)	(559,000)
Available capacity under the TEP revolving credit facility	$144,000	$291,000
The TEP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2015, TEP is in compliance with the covenants required under the TEP revolving credit facility. The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 1.94%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
June 30, 2015	$—	$853,000	$—	$853,000	$853,000
December 31, 2014	$—	$559,000	$—	$559,000	$559,000
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of June 30, 2015 and December 31, 2014, the fair value approximates the carrying amount for the borrowings under the revolving credit facility using a discounted cash flow analysis. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2015.

10. Partnership Equity and Distributions
TEP February Public Offering
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses paid by TEP. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
TEGP Partnership Agreement and Distributions to Holders of Class A Shares
On May 12, 2015, TEGP closed the Offering and completed the Reorganization Transactions as outlined in Note 1 – Description of Business. In connection with the Offering, TEGP entered into an amended and restated partnership agreement on May 12, 2015. The partnership agreement requires TEGP to distribute its available cash to Class A shareholders on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ending June 30, 2015. The first quarterly distribution, which was prorated for the period from May 12, 2015 to June 30, 2015, in the amount of $0.073 per share, was declared on July 15, 2015 and is payable on August 17, 2015 to Class A shareholders of record on July 31, 2015.
Exchange Rights
The Exchange Right Holders and any permitted transferees of their Tallgrass Equity units each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party.
Noncontrolling Interests
As of June 30, 2015, noncontrolling interests in our subsidiaries consisted of a 69.65% interest in Tallgrass Equity held by the Exchange Right Holders, the 66.07% limited partner interest in TEP held by TD and the public TEP unitholders, the 33.3% membership interest in Pony Express held by TD, and an 8% membership interest in Water Solutions. During the six months ended June 30, 2015, we recognized contributions to and distributions from noncontrolling interests of $68.7 million and $22.6 million, respectively, consisting primarily of contributions and distributions between Pony Express and TD.
Subsidiary Distributions
TEP Distributions. The following table details the distributions paid by TEP during the six months ended June 30, 2015 (in thousands, except per unit data):

		Distributions
		Limited Partner Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
June 30, 2015	August 14, 2015 (1)	$35,135	$10,418	$627	$46,180	$0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200
December 31, 2014	February 13, 2015	23,782	4,039	473	28,294	0.4850

(1)	The distribution for the second quarter of 2015 will be paid on August 14, 2015 on 60,576,357 TEP common units of record at the close of business on July 31, 2015.

Other Contributions and Distributions
During the six months ended June 30, 2015, we distributed the Excess Proceeds from the Offering of $334.1 million to the Exchange Right Holders as part of the Reorganization Transactions. In addition, we received $7.5 million of TEP general partner and IDR distributions received related to periods prior to the Offering which were distributed to the previous TEP GP Members. During the six months ended June 30, 2014, we recognized net contributions from the TEGP Predecessor of $446.9 million. This activity represents transfers of cash as a result of TD’s centralized cash management systems as discussed in Note 1 – Description of Business, as well as the TEP distributions paid on the Acquired TEP Units and distributions paid for excess offering proceeds. We also recognized a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities, as discussed in Note 12 – Regulatory Matters, and the proceeds received from TD.
11. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, both the net income attributable to TEGP and the weighted average number of outstanding diluted Class A shares, consider the impact of possible future exercises of the Exchange Right by the Exchange Right Holders. In addition, pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the potential exchange of any Class B shares does not have a dilutive effect on basic net income per Class A share. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015.
Net income per Class A share is not presented for the three and six months ended June 30, 2014 as there were no Class A shares outstanding during those periods. The following table illustrates the calculation of basic and diluted net income per Class A share for the three and six months ended June 30, 2015 (in thousands, except per share data):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands, except per unit amounts)
Net income attributable to TEGP	$4,734	$9,856
Net income attributable to TEGP from the beginning of the period to May 11, 2015	2,271	7,393
Net income attributable to TEGP from May 12, 2015 to June 30, 2015	$2,463	$2,463
Basic and diluted net income per Class A share	$0.05	$0.05
Basic and diluted average number of Class A shares outstanding	47,725	47,725
The calculation of net income per Class A share is the same for the three and six months ended June 30, 2015 because the Offering became effective during the second quarter of 2015. As a result, no income from the period from January 1, 2015 through May 11, 2015 is allocated to the Class A shares that were issued on May 12, 2015.
12. Regulatory Matters
There are currently no proceedings challenging the rates of Pony Express, TIGT, or Trailblazer. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable regulations, to challenge the rates that we charge at our regulated entities. Further, the statute governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.

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
Trailblazer
2013 Rate Case Filing - Docket No. RP13-1031
On January 22, 2014, Trailblazer, the FERC’s Trial Staff, and the active parties in the pipeline’s general rate case finalized a settlement in principle resolving the pending rate issues, including: (i) establishing transportation rates, as well as fuel and lost and unaccounted for charges; (ii) providing a limited profit sharing arrangement for certain revenues earned from interruptible and short-term firm transport; and (iii) setting the minimum and maximum time that can elapse before Trailblazer’s next rate case at the FERC. Trailblazer filed a motion with the FERC’s Chief Administrative Law Judge to accept the settlement rates on an interim basis ("Interim Rates") while the participants finalized a definitive settlement. The Chief Administrative Law Judge accepted the Interim Rates effective February 1, 2014. On February 24, 2014, Trailblazer filed an uncontested offer of settlement ("Stipulation and Agreement") among active party shippers. The Stipulation and Agreement established the Interim Rates as final settlement rates effective February 1, 2014, subject to the issuance of refunds to certain shippers for January 2014 transportation services and revised fuel and lost and unaccounted for rates, effective July 1, 2014. On March 11, 2014, the Presiding Administrative Law Judge certified the Stipulation and Agreement. On May 29, 2014, the FERC approved the Stipulation and Agreement. On June 30, 2014, Trailblazer filed tariff sheets to implement the Stipulation and Agreement effective July 1, 2014. Estimated refunds were reserved from revenues recorded in January 2014. On July 1, 2014, Trailblazer submitted refunds to its customers for amounts collected in excess of amounts that would have been collected under the Settlement Rates, with interest, and on July 18, 2014, filed a report of refunds with the FERC. The FERC issued orders accepting the tariff sheets with the requested effective date of July 1, 2014 and accepting the refund report filing on July 25, 2014 and August 7, 2014, respectively.
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
Pony Express
On September 19, 2014, Pony Express filed with the FERC to adopt a tariff for initial local non-contract rates as well as initial Rules and Regulations in accordance with the Interstate Commerce Act to be effective starting on October 1, 2014. Local Contract Tariff rates were filed with the FERC on October 29, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express System from the Belle Fourche Pipeline were filed on October 16, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express pipeline system from Hiland Pipeline Company were filed on February 27, 2015 and effective April 1, 2015.

On May 18, 2015, Pony Express filed with the FERC to implement tariff contract rates for Pony Express’ newly constructed lateral in Northeast Colorado effective June 1, 2015.
On May 29, 2015, tariff filings were made with the FERC in Docket No. IS15-492-000 to increase the Pony Express local contract rates for service from the Guernsey origin, and for local non-contract rates from all origins, by amounts reflecting the FERC annual index adjustment of approximately 4.6% effective July 1, 2015. A tariff filing was also made in Docket No. IS15-493-000 on that date to increase joint tariff contract rates for service on Pony Express, Belle Fourche Pipeline Company, and Bridger Pipeline, LLC by approximately 4.6% effective July 1, 2015.
13. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, had reserves for legal claims of approximately $0.6 million as of June 30, 2015 and December 31, 2014.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $5.1 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively.
TMID
Casper Plant, U.S. EPA Notice of Violation
In August 2011, the U.S. EPA and the Wyoming Department of Environmental Quality ("WDEQ") conducted an inspection of the Leak Detection and Repair ("LDAR") Program at the Casper Gas Plant in Wyoming. In September 2011, Tallgrass Midstream, LLC ("TMID") received a letter from the U.S. EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the Clean Air Act. TMID received a letter from the U.S. EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the U.S. EPA and Department of Justice beginning in July 2014. Settlement negotiations are continuing, including attempted resolution of more recently identified LDAR issues and the possible inclusion of TIGT as a party to any possible settlement as a result of TIGT owning a compressor that is located adjacent to the Casper Gas Plant site.
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
TIGT
System Failure
On June 13, 2013, a failure occurred on a segment of the TIGT pipeline system in Goshen County, Wyoming, resulting in the release of natural gas. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. We are currently working with PHMSA to develop a plan to close the Corrective Action Order received from PHMSA regarding the Goshen County failure and do not believe the cost of anticipated remediation activities will be material.
Trailblazer
Pipeline Integrity Management Program
Trailblazer recently completed smart tool surveys and preliminary analysis on segments of its natural gas pipeline to evaluate the growth rate of corrosion downstream of compressor stations. Trailblazer currently believes that approximately 25 - 35 miles of pipe will likely need to be repaired or replaced in order for the pipeline to operate at its maximum allowable operating pressure of 1,000 pounds per square inch, or psig. Such repair or replacement may occur over a period of years, depending upon final assessment of corrosion growth rates and the remediation and repair plan adopted by Trailblazer. Until then, Trailblazer is operating at a reduced pressure, public notice of which was first provided in June 2014. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on TEP.
During 2015, Trailblazer is scheduled to complete approximately 25 excavation digs at an aggregate cost of approximately $850,000 (all of which is included in Trailblazer’s 2015 budget) to confirm the corrosion growth rates suggested by the smart tool surveys and preliminary analysis. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is currently devising a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
In connection with TEP’s acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for any out of pocket costs TEP incurs between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline’s disbonded Hi-Melt CTE coating. The contractual indemnity provided to TEP by TD is currently capped at $20 million and is subject to TEP’s first paying an annual $1.5 million deductible.
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
14. Reporting Segments
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
Corporate and Other
Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with our revolving credit facilities, public company costs reimbursed to TD, and equity-based compensation expense.
These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for their respective operations. We measure segment profit using Operating Income.
The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$30,969	$(1,344)	$29,625	$33,940	$(1,330)	$32,610
Crude Oil Transportation & Logistics	75,219	—	75,219	—	—	—
Processing & Logistics	28,126	—	28,126	44,710	—	44,710
Corporate and Other	—	—	—	—	—	—
Total Revenue	$134,314	$(1,344)	$132,970	$78,650	$(1,330)	$77,320

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$64,579	$(2,690)	$61,889	$73,571	$(2,585)	$70,986
Crude Oil Transportation & Logistics	125,600	—	125,600	—	—	—
Processing & Logistics	60,156	—	60,156	101,113	—	101,113
Corporate and Other	—	—	—	—	—	—
Total Revenue	$250,335	$(2,690)	$247,645	$174,684	$(2,585)	$172,099

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$9,937	$(1,344)	$8,593	$8,318	$(1,330)	$6,988
Crude Oil Transportation & Logistics	45,515	1,344	46,859	(757)	—	$(757)
Processing & Logistics	3,666	—	3,666	2,177	—	$2,177
Corporate and Other	(3,013)	—	(3,013)	(1,933)	—	$(1,933)
Total Operating Income	$56,105	$—	$56,105	$7,805	$(1,330)	$6,475
Reconciliation to Net Income:
Interest expense, net			(4,479)			(2,137)
Gain on remeasurement of unconsolidated investment			—			9,388
Equity in earnings of unconsolidated investment			—			273
Other income, net			769			729
Net Income before income tax			$52,395			$14,728

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$22,490	$(2,690)	$19,800	$21,284	$(2,585)	$18,699
Crude Oil Transportation & Logistics	59,788	2,690	$62,478	(1,514)	—	$(1,514)
Processing & Logistics	4,720	—	$4,720	9,318	—	$9,318
Corporate and Other	(5,175)	—	$(5,175)	(3,499)	—	$(3,499)
Total Operating Income	$81,823	$—	$81,823	$25,589	$(2,585)	$23,004
Reconciliation to Net Income:
Interest expense, net			(7,919)			(3,433)
Gain on remeasurement of unconsolidated investment			—			9,388
Equity in earnings of unconsolidated investment			—			717
Other income, net			1,481			1,669
Net Income before income tax			$75,385			$31,345

	Six Months Ended June 30,
Capital Expenditures:	2015	2014
		(in thousands)
Natural Gas Transportation & Logistics	$7,061	$13,956
Crude Oil Transportation & Logistics	32,501	459,457
Processing & Logistics	9,982	5,896
Corporate and Other	—	—
Total capital expenditures	$49,544	$479,309

Assets:	June 30, 2015	December 31, 2014
	(in thousands)
Natural Gas Transportation & Logistics	$716,147	$716,106
Crude Oil Transportation & Logistics	1,423,163	1,394,793
Processing & Logistics	336,818	340,620
Corporate and Other	449,034	5,678
Total assets	$2,925,162	$2,457,197
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical financial statements included in this Quarterly Report reflect the consolidated results of operations of Tallgrass Energy GP, LP ("TEGP")'s 30.35% interest in Tallgrass Equity, LLC ("Tallgrass Equity"), Tallgrass Equity's 100% membership interest in Tallgrass MLP GP, LLC ("TEP GP"), which owns all of the Incentive Distribution Rights, or IDRs, and all of the outstanding general partner units in Tallgrass Energy Partners, LP ("TEP"), and Tallgrass Equity's 20 million TEP common units it acquired at the closing of the initial public offering of Class A shares of TEGP (the "Offering"). In connection with the closing of the Offering on May 12, 2015, the following transactions (the “Reorganization Transactions”) occurred (i) Tallgrass Equity distributed its interests in Tallgrass Energy Holdings, LLC ("Holdings") and Holdings distributed its existing limited partner interest in TEGP, respectively, to the owners of Tallgrass Equity that also collectively own 100% of the voting power of Holdings, which are referred to as the “Exchange Right Holders;” (ii) TEGP issued 47,725,000 Class A shares to the public (including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option) for net proceeds of approximately $1.3 billion; (iii) the existing limited partner interests in TEGP held by the Exchange Right Holders were converted into 115,729,440 Class B shares, 6,225,000 of which were automatically cancelled in connection with the underwriters’ exercise of its overallotment option; (iv) Tallgrass Equity issued 41,500,000 Tallgrass Equity units to TEGP in exchange for approximately $1.1 billion in net proceeds from the issuance of TEGP’s Class A shares to the public and amended the limited liability company agreement of Tallgrass Equity to, among other things, provide that TEGP is the managing member of Tallgrass Equity; (v) TEGP used the net proceeds from the purchase of the 6,225,000 overallotment option shares to purchase a like amount of Tallgrass Equity units from the Exchange Right Holders; and (vi) Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings, together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20 million TEP common units from Tallgrass Development, LP ("TD") at $47.68 per TEP common unit (the “Acquired TEP Units”) and pay offering expenses and other transaction costs. Tallgrass Equity distributed the remaining proceeds (the "Excess Proceeds") to the Exchange Right Holders. The following discussion analyzes the financial condition and results of operations of TEGP, which for periods prior to the completion of the Offering on May 12, 2015 includes the financial condition and results of operations of TEGP Predecessor, which refers to TEGP as recast to show the effects of the Reorganization Transactions.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited TEP financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TEGP's "Business" in our final prospectus dated May 6, 2015 (the “Prospectus”) and filed with the United States Securities and Exchange Commission (the “SEC”) on May 7, 2015.
A reference to a "Note" herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1.—Financial Statements. In addition, please read "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" for information regarding certain risks inherent in our business.
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
Overview
TEGP is a recently formed Delaware limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP's only cash-generating assets consist of an approximately 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity owns, through its ownership of TEP GP, all of TEP's IDRs and 834,391 TEP general partner units, representing an approximate 1.36% general partner interest in TEP as of June 30, 2015. Tallgrass Equity also directly owns the Acquired TEP Units, representing an approximate 32.57% limited partner interest in TEP as of June 30, 2015.

TEP is a publicly traded, growth-oriented Delaware limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. We currently provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the “TIGT System”), and a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the “Trailblazer Pipeline”). We provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through our membership interest in Pony Express, which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma (the “Pony Express System”). We also provide services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility, or, collectively, the Midstream Facilities, and we provide water business services to customers in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
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

Financial Presentation
TEGP has no operations outside of its indirect ownership interests in TEP. TEGP is the managing member of and therefore controls Tallgrass Equity. Tallgrass Equity, in turn, controls TEP through the direct ownership of 100% of TEP GP, TEP’s general partner. As a result, under generally accepted accounting principles, TEGP consolidates Tallgrass Equity, TEP GP, TEP, and TEP's subsidiaries. As such, TEGP's results of operations will not differ materially from the results of operations of TEP. The most noteworthy reconciling items between TEGP's condensed consolidated financial statements and TEP's condensed consolidated financial statements primarily relate to (i) the inclusion of the Tallgrass Equity revolving credit facility, (ii) the impact of TEGP's election to be treated as a corporation for U.S. federal income tax purposes and (iii) the presentation of noncontrolling interests in Tallgrass Equity and TEP. The interests in Tallgrass Equity and TEP that are not directly or indirectly owned by TEGP will be reflected as being attributable to noncontrolling interests in TEGP's condensed consolidated financial statements.
In addition, TEP’s historical results of operations do not reflect TEGP's incremental general and administrative costs associated with becoming a separate publicly traded entity, including expenses associated with (i) compensation for new directors, (ii) incremental director and officer liability insurance, (iii) listing on the NYSE, (iv) investor relations, (v) legal, (vi) tax and (vii) accounting.
Recent Developments
TEGP Distribution Declared
On July 15, 2015, the Board of Directors of our general partner declared a cash distribution for the quarter ended June 30, 2015 of $0.073 per Class A share. The distribution will be paid on August 17, 2015, to shareholders of record on July 31, 2015.
TEP Distribution Declared
On July 15, 2015, the Board of Directors of TEP's general partner declared a cash distribution for the quarter ended June 30, 2015 of $0.58 per common unit. The distribution will be paid on August 14, 2015, to unitholders of record on July 31, 2015.
U.S. Crude Oil and Natural Gas Supply and Demand Dynamics
Crude oil, natural gas and products derived from both continue to be critical components of energy supply and demand in the United States. Although crude oil and natural gas prices have declined in the latter part of 2014 and into 2015, we believe that the long-term prospects for continued crude oil and natural gas production increases are favorable and will be driven in part by increased domestic demand resulting from population and economic growth, higher industrial consumption in the U.S. and a desire to reduce domestic reliance on imports. We expect natural gas to continue to displace coal-fired electricity generation due to the low prices of natural gas and stricter environmental regulations on the mining and burning of coal. For additional information, please read Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

How We Evaluate Our Operations
We evaluate our results using, among other measures, cash distributions received from Tallgrass Equity, TEP's contract profile and volumes, and operating costs and expenses of TEGP and its consolidated subsidiaries.
Cash Distributions Received from Tallgrass Equity
TEGP's cash flow is currently generated solely by distributions received from Tallgrass Equity. Tallgrass Equity currently receives all of its cash flows from distributions on its direct and indirect partnership interests in TEP. Tallgrass Equity is therefore currently entirely dependent upon the ability of TEP to make cash distributions to its partners.
TEP's Contract Profile and Volumes
Our results are driven primarily by the volume of crude oil transportation capacity under firm contracts, the volume of natural gas transportation and storage capacity under firm contracts, the volume of natural gas that we process and the fees assessed for such services.
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. Our operating expenses are driven primarily by expenses related to the operation, maintenance and growth of our asset base.

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except operating data)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,011	$39,042	$41,880	$92,757
Natural gas transportation services	29,041	30,569	61,189	64,673
Crude oil transportation services	74,022	—	124,403	—
Processing and other revenues	9,896	7,709	20,173	14,669
Total Revenues	132,970	77,320	247,645	172,099
Operating Costs and Expenses:
Cost of sales	17,180	37,214	36,773	85,420
Cost of transportation services	13,492	5,288	24,207	10,405
Operations and maintenance	12,408	10,055	21,983	18,068
Depreciation and amortization	20,355	9,525	40,960	17,834
General and administrative	13,701	7,124	26,390	13,773
Taxes, other than income taxes	(271)	1,639	11,026	3,595
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	76,865	70,845	165,822	149,095
Operating Income	56,105	6,475	81,823	23,004
Other (Expense) Income:
Interest expense, net	(4,479)	(2,137)	(7,919)	(3,433)
Gain on remeasurement of unconsolidated investment	—	9,388	—	9,388
Equity in earnings of unconsolidated investment	—	273	—	717
Other income, net	769	729	1,481	1,669
Total Other (Expense) Income	(3,710)	8,253	(6,438)	8,341
Net income before tax	52,395	14,728	75,385	31,345
Deferred income tax expense	(1,772)	—	(1,772)	—
Net income	50,623	14,728	73,613	31,345
less: Net income attributable to noncontrolling interests	(45,889)	(12,295)	(63,757)	(26,274)
Net income attributable to TEGP	$4,734	$2,433	$9,856	$5,071
Operating Data:
Gas transportation firm contracted capacity (MMcf/d)	1,520	1,494	1,564	1,549
Crude oil transportation average throughput (Bbls/d)	237,184	N/A	201,495	N/A
Natural gas processing inlet volumes (MMcf/d)	130	136	138	144
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Total revenues were $133.0 million for the three months ended June 30, 2015, compared to $77.3 million for the three months ended June 30, 2014, which represents an increase of $55.7 million, or 72%, in total revenues. The overall increase in revenue was largely driven by revenues of $75.2 million in the Crude Oil Transportation & Logistics segment for the three months ended June 30, 2015. There were no revenues in that segment for the three months ended June 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by decreased revenues of $16.6 million and $3.0 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively.

Operating costs and expenses. Operating costs and expenses were $76.9 million for the three months ended June 30, 2015 compared to $70.8 million for the three months ended June 30, 2014, which represents an increase of $6.0 million, or 8%. The increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $28.9 million at Pony Express, reflecting the commencement of commercial operations at Pony Express, partially offset by decreased operating costs and expenses of $18.1 million and $4.6 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, primarily driven by decreased cost of sales related to lower natural gas and NGL prices.
Interest expense, net. Interest expense of $4.5 million and $2.1 million for the three months ended June 30, 2015 and 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility. Interest expense for the three months ended June 30, 2015 also includes interest and fees associated with Tallgrass Equity's revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings during the three months ended June 30, 2015 to fund a portion of the acquisition of an additional 33.3% membership interest in Pony Express.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.3 million for the three months ended June 30, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the three months ended June 30, 2015 was $0.8 million compared to $0.7 million for the three months ended June 30, 2014.
Deferred income tax expense. Deferred income tax expense for the three months ended June 30, 2015 was $1.8 million, and represents tax expense related to our income for the period from May 12, 2015 to June 30, 2015.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Total revenues were $247.6 million for the six months ended June 30, 2015, compared to $172.1 million for the six months ended June 30, 2014, which represents an increase of $75.5 million, or 44%, in total revenues. The overall increase in revenue was largely driven by revenues of $125.6 million in the Crude Oil Transportation & Logistics segment for the six months ended June 30, 2015. There were no revenues in that segment for the six months ended June 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by decreased revenues of $41.0 million and $9.0 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively.
Operating costs and expenses. Operating costs and expenses were $165.8 million for the six months ended June 30, 2015 compared to $149.1 million for the six months ended June 30, 2014, which represents an increase of $16.7 million, or 11%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $64.3 million at Pony Express, reflecting the commencement of commercial operations at Pony Express, partially offset by decreased operating costs and expenses of $36.4 million and $10.2 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, primarily driven by decreased cost of sales related to lower natural gas and NGL prices and lower costs of gas transportation services.
Interest expense, net. Interest expense of $7.9 million for the six months ended June 30, 2015 was primarily composed of interest and fees associated with TEP’s and Tallgrass Equity's revolving credit facilities, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $3.4 million for the six months ended June 30, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings during the six months ended June 30, 2015 to fund a portion of the acquisition of an additional 33.3% membership interest in Pony Express.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.7 million for the six months ended June 30, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the six months ended June 30, 2015 was $1.5 million compared to $1.7 million for the six months ended June 30, 2014.
Deferred income tax expense. Deferred income tax expense for the six months ended June 30, 2015 was $1.8 million, and represents tax expense related to our income for the period from May 12, 2015 to June 30, 2015.

The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$574	$2,022	$679	$6,138
Natural gas transportation services	30,385	31,899	63,879	67,258
Processing and other revenues	10	19	21	175
Total revenues	30,969	33,940	64,579	73,571
Operating costs and expenses:
Cost of sales	(203)	1,846	(129)	5,673
Cost of transportation services	2,794	5,265	6,110	10,382
Operations and maintenance	7,359	6,648	13,099	12,697
Depreciation and amortization	5,754	6,115	11,825	11,720
General and administrative	4,424	4,191	8,685	8,383
Taxes, other than income taxes	904	1,557	2,499	3,432
Total operating costs and expenses	21,032	25,622	42,089	52,287
Operating income	$9,937	$8,318	$22,490	$21,284

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $31.0 million for the three months ended June 30, 2015, compared to $33.9 million for the three months ended June 30, 2014, which represents a $3.0 million, or 9%, decrease in segment revenues primarily driven by a $1.5 million decrease in natural gas transportation services revenue driven by lower fuel reimbursements as a result of decreased prices and a $1.4 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of lower volumes sold and a 39% decrease in natural gas prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $21.0 million for the three months ended June 30, 2015 compared to $25.6 million for the three months ended June 30, 2014, which represents a decrease of $4.6 million, or 18%.
Cost of sales decreased $2.0 million, or 111%, in the three months ended June 30, 2015 when compared to the same period in the prior year primarily due to decreased volumes of natural gas sold and a 31% decrease in prices. Cost of sales during the three months ended June 30, 2015 were negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing and decreased prices during the period.
Cost of transportation services decreased $2.5 million, or 47%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily due to lower fuel reimbursements and fuel recoveries as a result of decreased volumes and prices.
Operations and maintenance costs increased $0.7 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year due to increased pipeline integrity work during the three months ended June 30, 2015.
Depreciation and amortization decreased $0.4 million, or 6%, in the three months ended June 30, 2015 when compared to the same period in the prior year as a result of an asset group which was fully depreciated during the first quarter of 2015.
General and administrative costs increased $0.2 million, or 6%, in the three months ended June 30, 2015 when compared to the same period in the prior year.
Taxes, other than income taxes, decreased $0.7 million, or 42%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $64.6 million for the six months ended June 30, 2015, compared to $73.6 million for the six months ended June 30, 2014, which represents a $9.0 million, or 12%, decrease in segment revenues primarily driven by a $5.5 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of lower volumes sold and a 45% decrease in natural gas prices and a $3.4 million decrease in natural gas transportation services revenue primarily driven by lower fuel reimbursements as a result of decreased prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $42.1 million for the six months ended June 30, 2015 compared to $52.3 million for the six months ended June 30, 2014, which represents a decrease of $10.2 million, or 20%.
Cost of sales decreased $5.8 million, or 102%, in the six months ended June 30, 2015 when compared to the same period in the prior year, due to lower volumes of natural gas sales and 31% lower prices. Cost of sales during the six months ended June 30, 2015 were negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing and decreased prices during the period.
Cost of transportation services decreased $4.3 million, or 41%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily due to lower fuel reimbursements as a result of decreased prices and lower fuel recoveries as a result of decreased volumes and prices.
Operations and maintenance costs increased $0.4 million, or 3%, in the six months ended June 30, 2015 when compared to the same period in the prior year due to increased pipeline integrity work during the six months ended June 30, 2015.
Depreciation and amortization increased $0.1 million, or 1%, in the six months ended June 30, 2015 when compared to the same period in the prior year.
General and administrative costs increased $0.3 million, or 4%, in the six months ended June 30, 2015 when compared to the same period in the prior year.
Taxes, other than income taxes, decreased $0.9 million, or 27%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$1,197	$—	$1,197	$—
Crude Oil transportation services	74,022	—	124,403	—
Total revenues	75,219	—	125,600	—
Operating costs and expenses:
Cost of sales	986	—	986	—
Cost of transportation services	11,528	—	20,237	—
Operations and maintenance	2,015	—	3,430	—
Depreciation and amortization	11,301	757	22,534	1,514
General and administrative	5,155	—	10,310	—
Taxes, other than income taxes	(1,281)	—	8,315	—
Total operating costs and expenses	29,704	757	65,812	1,514
Operating income (loss)	$45,515	$(757)	$59,788	$(1,514)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $75.2 million for the three months ended June 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015. There were no revenues for the three months ended June 30, 2014 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $29.7 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014. Operating costs and expenses for the three months ended June 30, 2015 include costs associated with the start of commercial operations in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. Pony Express recognized a net credit in taxes, other than income taxes of $1.3 million as a result of revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property. For the three months ended June 30, 2014, operating costs and expenses consisted of the amortization of the Pony Express oil conversion use rights.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $125.6 million for the six months ended June 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015. There were no revenues for the six months ended June 30, 2014 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $65.8 million for the six months ended June 30, 2015 compared to $1.5 million for the six months ended June 30, 2014. Operating costs and expenses for the six months ended June 30, 2015 include costs associated with the start of commercial operations in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. For the six months ended June 30, 2014, operating costs and expenses consisted of the amortization of the Pony Express oil conversion use rights.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$18,240	$37,020	$40,004	$86,619
Processing and other revenues	9,886	7,690	20,152	14,494
Total revenues	28,126	44,710	60,156	101,113
Operating costs and expenses:
Cost of sales	16,397	35,368	35,916	79,747
Cost of transportation services	514	23	550	23
Operations and maintenance	3,034	3,407	5,454	5,371
Depreciation and amortization	3,300	2,653	6,601	4,600
General and administrative	1,109	1,000	2,220	1,891
Taxes, other than income taxes	106	82	212	163
Loss on sale of assets	—	—	4,483	—
Total operating costs and expenses	24,460	42,533	55,436	91,795
Operating income	$3,666	$2,177	$4,720	$9,318

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Processing & Logistics segment revenues were $28.1 million for the three months ended June 30, 2015, compared to $44.7 million for the three months ended June 30, 2014, which represents a $16.6 million, or 37%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $18.8 million decrease in revenue from sales of natural gas, NGLs, and crude oil driven by 60% lower NGL prices, partially offset by an increase in volumes processed, and a $2.2 million increase in processing and other revenues primarily driven by increased revenue at Water Solutions, including water transportation services and revenue associated with a third party pipeline construction project during the three months ended June 30, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no revenues from Water Solutions for the period from April 1, 2014 to May 13, 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $24.5 million for the three months ended June 30, 2015 compared to $42.5 million for the three months ended June 30, 2014, which represents a decrease of $18.1 million, or 42%.
Cost of sales decreased $19.0 million, or 54%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by a 64% decrease in NGL prices.
Cost of transportation services of $0.5 million in the three months ended June 30, 2015 includes costs associated with a third party pipeline construction project as well as costs of water transportation at the Water Solutions business, which was consolidated in May 2014.
Operations and maintenance costs decreased $0.4 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by an environmental reserve recorded during the second quarter of 2014 and costs associated with annual plant maintenance during the second quarter of 2014 which is not scheduled to occur again until the third quarter of 2015, partially offset by operations and maintenance costs at Water Solutions, which was consolidated in May 2014.
Depreciation and amortization increased $0.6 million, or 24%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by depreciation and amortization at Water Solutions, which was consolidated in May 2014.
General and administrative costs increased $0.1 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by the consolidation of Water Solutions in May 2014.
Taxes, other than income taxes, were comparable during the three months ended June 30, 2015 and the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Processing & Logistics segment revenues were $60.2 million for the six months ended June 30, 2015, compared to $101.1 million for the six months ended June 30, 2014, which represents a $41.0 million, or 41%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $46.6 million decrease in the sales of natural gas, NGLs, and crude oil primarily driven by a 61% decrease in NGL prices, partially offset by an increase in volumes processed, and a $5.7 million increase in processing and other revenues primarily driven by increased revenue at Water Solutions, including water transportation services and revenue associated with a third party pipeline construction project during the six months ended June 30, 2015.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $55.4 million for the six months ended June 30, 2015 compared to $91.8 million for the six months ended June 30, 2014, which represents a decrease of $36.4 million, or 40%.
Cost of sales decreased $43.8 million, or 55%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by a 66% decrease in NGL prices.
Cost of transportation services of $0.6 million in the six months ended June 30, 2015 represents costs associated with a third party pipeline construction project as well as costs of water transportation at the Water Solutions business, which was consolidated in May 2014.
Operations and maintenance costs increased $0.1 million, or 2%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by operations and maintenance costs at Water Solutions, which was consolidated in May 2014, partially offset by a decrease in operations and maintenance costs due to an environmental reserve recorded during the second quarter of 2014 and costs associated with annual plant maintenance during the second quarter of 2014 which is not scheduled to occur again until the third quarter of 2015.

Depreciation and amortization increased $2.0 million, or 44%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by depreciation and amortization at Water Solutions, which was consolidated in May 2014.
General and administrative costs increased $0.3 million, or 17%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by the consolidation of Water Solutions in May 2014.
Taxes, other than income taxes, were comparable during the six months ended June 30, 2015 and the six months ended June 30, 2014.
Loss on sale of assets during the six months ended June 30, 2015 represents a noncash loss recognized on the sale of compressor assets.
Liquidity and Capital Resources Overview
We expect our primary sources of liquidity on a consolidated basis to include cash generated from our operations, borrowing capacity available under TEP's and Tallgrass Equity's revolving credit facilities, and future issuances of equity and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP’s and Tallgrass Equity's revolving credit facility will be adequate to meet our operating needs, our planned short-term capital and debt service requirements, and our planned cash distributions to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuance of debt and/or equity securities.
Our total liquidity as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Cash on hand	$2,278	$867
Total capacity under the TEP revolving credit facility	850,000	850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(706,000)	(559,000)
Available capacity under the TEP revolving credit facility	144,000	291,000
Total capacity under Tallgrass Equity revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(147,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$3,000	$—
Total Liquidity	$149,278	$291,867
TEP Revolving Credit Facility
The TEP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2015, TEP is in compliance with the covenants required under the revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 1.94%.
Tallgrass Equity Revolving Credit Facility
In connection with the Offering, Tallgrass Equity entered into a new $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general company purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, leaving $3 million in remaining capacity available for future borrowings or letter of credit issuances as of June 30, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.01% per annum on the daily unused amount of the revolving credit commitment reduced by the face amount of the letters of credit issued and outstanding. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 2.72%.
TEP Public Offering
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses paid by TEP. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and we expect will continue to be, primarily driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, as well as the level of spending for capital expenditures and changes in the market prices of energy commodities that we buy and sell in the normal course of business.
As of June 30, 2015, we had a working capital surplus of $5.3 million compared to a working capital surplus of $35.7 million at December 31, 2014, which represents a decrease in working capital of $30.4 million. The overall decrease in working capital was primarily attributable to a decrease of $73.4 million in receivables from related parties due to the utilization of the Pony Express cash balance swept to TD under the cash management agreement, partially offset by a decrease of $33.7 million in accounts payable, driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado, which was placed in service in April 2015, and an increase in accounts receivable driven by the start of commercial operations at the Pony Express lateral in Northeast Colorado and the activation of the Hiland Pipeline Company joint tariff at Pony Express.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$111,623	$31,125
Investing activities	$(754,192)	$(638,547)
Financing activities	$643,980	$607,448
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Operating Activities. Cash flows provided by operating activities were $111.6 million and $31.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities of $80.5 million was primarily driven by the increase in operating results and a net increase in cash inflows from changes in working capital, primarily due to a $19.5 million decrease in net cash outflows from accounts payable and accrued liabilities due to increased property tax accruals and operating payables, partially offset by a decrease in net cash inflows of $14.4 million from accounts receivable, due to increased receivables at Pony Express, and $5.2 million from changes in inventory balances.
Investing Activities. Cash flows used in investing activities were $754.2 million and $638.5 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, net cash used in investing activities were driven by cash outflows of $700.0 million for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express, and capital expenditures of $49.5 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado.
During the six months ended June 30, 2014, net cash used in investing activities was driven by $479.3 million in capital expenditures, consisting primarily of spending on the conversion and construction of the Pony Express System, and cash outflows of $150.0 million and $7.6 million, respectively, for the acquisition of Trailblazer effective April 1, 2014 and the acquisition of an additional equity interest in Water Solutions effective May 13, 2014.
Financing Activities. Cash flows provided by financing activities were $644.0 million and $607.4 million for the six months ended June 30, 2015 and 2014, respectively. Cash flows provided by financing activities for the six months ended June 30, 2015 were primarily driven by $1.3 billion of net proceeds from the initial public offering of Class A shares in May 2015, $551.7 million of net proceeds from the public offering of TEP common units in February 2015, the proceeds from net borrowings under the TEP and Tallgrass Equity revolvers of $294.0 million, and contributions from noncontrolling interests of $16.3 million primarily driven by contributions from TD to Pony Express. These proceeds were partially offset by cash outflows of $953.6 million for the acquisition of the Acquired TEP Units, the $334.1 million distribution of the Excess Proceeds from the initial public offering of Class A shares to the Exchange Right Holders, and cash outflows of $171.9 million for the acquisition of additional Tallgrass Equity units, all as part of the Reorganization Transactions, distributions to TEP unitholders of $46.1 million, and distributions to the TEGP Predecessor Member of $13.5 million.
Cash flows provided by financing activities for the six months ended June 30, 2014 consisted primarily of net contributions from Predecessor Members of $446.9 million, driven by contributions from TD to Pony Express to fund the conversion and construction of the Pony Express System, proceeds from net borrowings under the TEP revolver of $146.0 million, and a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities, as discussed in Note 13 – Regulatory Matters, and the proceeds received from TD. These financing cash inflows were partially offset by distributions to TEP unitholders of $13.2 million.
Distributions
Distributions to our Class A shareholders. We distribute 100% of our available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. The first quarterly distribution, which was prorated for the period from May 12, 2015 to June 30, 2015, in the amount of $0.073 per share, was declared on July 15, 2015 and is payable on August 17, 2015 to shareholders of record on July 31, 2015.

We believe that we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.
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

We expect to incur approximately $209 million for capital expenditures in 2015, of which approximately $176 million is expected for the construction of the lateral to the Pony Express System located in Northeast Colorado and remaining costs associated with completion of the construction of the Pony Express System, approximately $20 million is expected for other expansion projects, and approximately $13 million is expected for maintenance capital expenditures.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$4,578	$3,472
Expansion capital expenditures	117,746	485,986
Total capital expenditures incurred	$122,324	$489,458
Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement. The increase in maintenance capital expenditures to $4.6 million for the six months ended June 30, 2015 from $3.5 million for the six months ended June 30, 2014 is primarily driven by increased maintenance capital expenditures in the Gas Transportation & Storage segment. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $117.7 million for the six months ended June 30, 2015 from $486.0 million for the six months ended June 30, 2014 is primarily driven by the significant spending on the Pony Express System prior to commencement of commercial operations in October 2014. Expansion capital expenditures of $117.7 million for the six months ended June 30, 2015 consisted primarily of spending on the Pony Express System lateral in Northeast Colorado.
In addition, we invested cash in unconsolidated affiliates of $2.0 million during the six months ended June 30, 2014 to fund our share of capital expansion projects. There were no investments in unconsolidated affiliates during the six months ended June 30, 2015.
We intend to make cash distributions to our Class A shareholders. Due to our cash distribution policy, we expect that we will distribute available cash to our Class A shareholders on a quarterly basis. We expect TEP to fund future capital expenditures with funds generated from its operations, borrowings under its Credit Agreement, the issuance of additional partnership units and/or the issuance of long-term debt. If these sources are not sufficient, TEP may reduce its discretionary spending.
Contractual Obligations
There have been no material changes in our contractual obligations as reported in the Prospectus.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
TEGP’s significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the condensed consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations are based upon TEGP’s financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The accounting policies discussed in the "Critical Accounting Policies and Estimates" section of our Prospectus, as well as the policy discussed below, are considered by management to be critical to an understanding of TEGP’s financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on TEGP’s results of operations, equity or cash flows. For additional information concerning TEGP’s other accounting policies, please read the notes to TEGP’s condensed consolidated financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Each quarter we evaluate the reasonableness of the deferred tax assets and a valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

In the instance that the valuation allowance does not appropriately adjust our deferred tax assets to reflect the actual future tax benefits or consequences from the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements include the following: our balance sheet may be overstated or understated resulting in an overstated or understated Income Tax Expense on the Income Statement resulting in either understated or overstated Net Income after Income Tax.

Other than the aforementioned new accounting policy regarding income taxes, which was adopted upon our election to be treated as a corporation for U.S. federal income tax purposes on the effective date of the closing of the Offering, there have been no significant changes in the application of critical accounting policies and estimates since the filing of our Prospectus.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The profitability of our processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. As of June 30, 2015 approximately 90% of our reserved processing capacity was subject to fee-based processing contracts, with the remaining 10% subject to percent of proceeds or keep whole processing contracts. We do not currently hedge the commodity exposure in our processing contracts and we do not expect to in the foreseeable future. Our Processing & Logistics segment comprised approximately 7% and 6% of our operating income for the three and six months ended June 30, 2015, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. We do not currently hedge this commodity exposure.

We also have a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. Historically, we have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. We expect to continue these hedging activities for the foreseeable future. As of June 30, 2015, we had natural gas swaps outstanding with a notional volume of approximately 0.9 Bcf short, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation & Logistics segment through the end of 2015. The fair value of these swaps was a liability of approximately $41,000 at June 30, 2015.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical natural gas sales. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the net fair value of our derivative instruments for the quarter ended June 30, 2015 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2015.
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
As described in "Liquidity and Capital Resources Overview" above, TEGP currently has an additional $147 million in outstanding borrowings under the Tallgrass Equity credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%. Based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate.
We do not currently hedge the interest rate risk on our borrowings under the credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the TEGP debt outstanding under the TEP and Tallgrass Equity credit facilities by $0.2 million based on our debt obligations as of June 30, 2015.
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

A substantial majority of our revenue is produced under long-term, firm, fee-based contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with approximately 61% of our revenues derived from customers who have investment grade credit ratings or are part of corporate families with investment grade credit ratings as of June 30, 2015.
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
Changes in Internal Control over Financial Reporting
In conjunction with TEGP’s election to be treated as a corporation for U.S. federal income tax purposes, TEGP began recording an income tax provision during the quarter. New internal controls were implemented to support this process. There were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.— Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our Form 10-Q for the quarter ended March 31, 2015 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2015. There have been no material changes to the risk factors contained in our Form 10-Q for the quarter ended March 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Amended and Restated Limited Partnership Agreement of Tallgrass Energy GP, LP, dated May 12, 2015 (incorporated by reference to Exhibit 3.1 to Tallgrass Energy GP, LP’s Current Report on Form 8-K filed May 12, 2015).

3.2
Amended and Restated Limited Liability Company Agreement of TEGP Management, LLC, dated May 12, 2015 (incorporated by reference to Exhibit 3.2 to Tallgrass Energy GP, LP’s Current Report on Form 8-K filed May 12, 2015).

3.3
Second Amended and Restated Limited Liability Company Agreement of Tallgrass Equity, LLC, dated May 12, 2015 (incorporated by reference to Exhibit 3.7 to Tallgrass Energy GP, LP’s Quarterly Report on Form 10-Q filed June 18, 2015).

4.1	Specimen certificate representing Class A Shares (incorporated by reference to Exhibit 4.1 to Energy GP, LP’s Registration Statement on Form S-1/A filed April 20, 2015).

4.2
Registration Rights Agreement, dated May 12, 2015, by and among Tallgrass Energy GP, LP and each of the Initial Holders listed on an annex thereto (incorporated by reference to Exhibit 4.2 to Tallgrass Energy GP, LP’s Quarterly Report on Form 10-Q filed June 18, 2015).

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

Tallgrass Energy GP, LP
(registrant)
		By:	TEGP Management, LLC, its general partner

Date:	July 30, 2015	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer