Form 10-Q
period 2015-09-30
Tallgrass Energy GP, LP
filed 2015-11-04
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 4, 2015, the Registrant had 47,725,000 Class A shares and 109,504,440 Class B shares outstanding.

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
HP: Horsepower.
Interruptible transportation and storage services: Those services pursuant to which customers receive only limited assurances regarding the availability of capacity and deliverability in transportation or storage facilities, as applicable. Under interruptible service contracts, our customers pay fees based on their actual utilization of assets for transportation and storage services. These customers are not assured capacity or service.
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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,009	$867
Accounts receivable, net	52,926	39,768
Receivable from related party	—	73,393
Gas imbalances	862	2,442
Inventories	14,132	13,045
Derivative assets at fair value	218	—
Prepayments and other current assets	3,678	2,766
Total Current Assets	90,825	132,281
Property, plant and equipment, net	1,948,821	1,853,081
Goodwill	343,288	343,288
Intangible asset, net	98,502	104,538
Deferred tax asset	441,528	—
Deferred financing costs, net	6,114	5,528
Deferred charges and other assets	15,649	18,481
Total Assets	$2,944,727	$2,457,197
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable (including $8,132 and $45,534, respectively, related to VIEs)	$19,627	$62,329
Accounts payable to related parties	3,581	3,915
Gas imbalances	2,629	3,611
Accrued taxes	16,624	3,989
Accrued liabilities	8,924	9,384
Deferred revenue	19,786	5,468
Other current liabilities	3,664	7,872
Total Current Liabilities	74,835	96,568
Long-term debt (including $148,000 and $0, respectively, related to VIEs)	844,000	559,000
Other long-term liabilities and deferred credits	5,461	6,478
Total Long-term Liabilities	849,461	565,478
Commitments and Contingencies
Equity:
TEGP Predecessor	—	146,866
Class A Shareholders (47,725,000 and no shares outstanding, respectively)	410,906	—
Class B Shareholders (109,504,440 and no shares outstanding, respectively)	—	—
Total Partners' Capital	410,906	146,866
Noncontrolling interests	1,609,525	1,648,285
Total Equity	$2,020,431	$1,795,151
Total Liabilities and Equity	$2,944,727	$2,457,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,252	$49,130	$62,132	$141,887
Natural gas transportation services	29,431	30,745	90,620	95,418
Crude oil transportation services	81,928	—	206,331	—
Processing and other revenues	6,557	10,078	26,730	24,747
Total Revenues	138,168	89,953	385,813	262,052
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	18,186	45,767	54,959	131,187
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,862	3,329	39,069	13,734
Operations and maintenance	14,071	9,961	36,054	28,029
Depreciation and amortization	20,802	10,071	61,762	27,905
General and administrative	12,321	7,448	38,711	21,221
Taxes, other than income taxes	5,521	1,797	16,547	5,392
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	85,763	78,373	251,585	227,468
Operating Income	52,405	11,580	134,228	34,584
Other (Expense) Income:
Interest expense, net	(4,982)	(1,058)	(12,901)	(4,492)
Gain on remeasurement of unconsolidated investment	—	—	—	9,388
Equity in earnings of unconsolidated investment	—	—	—	717
Other income, net	502	731	1,983	2,400
Total Other (Expense) Income	(4,480)	(327)	(10,918)	8,013
Net income before tax	47,925	11,253	123,310	42,597
Deferred income tax expense	(1,828)	—	(3,600)	—
Net income	46,097	11,253	119,710	42,597
Net income attributable to noncontrolling interests	(41,674)	(9,623)	(105,431)	(35,897)
Net income attributable to TEGP	$4,423	$1,630	$14,279	$6,700
Allocation of income for the three and nine months ended September 30, 2015:
Net income attributable to TEGP from the beginning of the period to May 11, 2015	$—		$7,393
Net income attributable to TEGP from May 12, 2015 to September 30, 2015	4,423		6,886
Basic net income per Class A share	$0.09		$0.14
Diluted net income per Class A share	$0.09		$0.14
Basic average number of Class A shares outstanding	47,725		47,725
Diluted average number of Class A shares outstanding	47,808		47,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$119,710	$42,597
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	64,755	28,946
Deferred tax expense	3,600	—
Gain on remeasurement of unconsolidated investment	—	(9,388)
Noncash compensation expense	4,183	3,724
Loss on sale of assets	4,483	—
Changes in components of working capital:
Accounts receivable and other	(11,538)	2,592
Inventories	(5,265)	(4,661)
Accounts payable and accrued liabilities	6,883	(14,990)
Deferred revenue	13,995	1,459
Other operating, net	(5,359)	(3,035)
Net Cash Provided by Operating Activities	195,447	47,244
Cash Flows from Investing Activities:
Capital expenditures	(65,146)	(642,216)
Acquisition of membership interest in Pony Express	(700,000)	(27,000)
Acquisition of Trailblazer	—	(150,000)
Acquisition of additional equity interests in Water Solutions	—	(7,600)
Issuance of related party loan	—	(270,000)
Other investing, net	(4,625)	(2,268)
Net Cash Used in Investing Activities	(769,771)	(1,099,084)
Cash Flows from Financing Activities:
Proceeds from initial public offering of Class A shares, net	1,314,741	—
Acquisition of Acquired TEP Units	(953,600)	—
Proceeds from public offering of TEP common units, net	551,243	319,588
Distribution of Excess Proceeds to Exchange Right Holders	(334,068)	—
Proceeds from revolver borrowings, net	285,000	433,000
Acquisition of additional Tallgrass Equity units	(171,948)	—
Distributions to TEP unitholders	(74,843)	(23,766)
Contributions from noncontrolling interests	19,303	—
Tallgrass Equity distributions to noncontrolling interests	(12,969)	—
(Distributions to) Contributions from TEGP Predecessor, net	(13,533)	289,437
TEGP distributions to shareholders	(3,484)	—
Contribution from Tallgrass Development, LP	—	27,488
Other financing, net	(13,376)	6,978
Net Cash Provided by Financing Activities	592,466	1,052,725
Net Change in Cash and Cash Equivalents	18,142	885
Cash and Cash Equivalents, beginning of period	867	—
Cash and Cash Equivalents, end of period	$19,009	$885

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with Tallgrass Development, LP	$120,254	$32,479
Contributions from noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$43,401	$—
Distribution to noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$44,142	$—
Increase in accrual for payment of property, plant and equipment	$—	$2,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	TEGP Predecessor	Partners' Capital (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2015	$146,866	$—	$—	$1,648,285	$1,795,151
Net income for the period from January 1, 2015 to May 11, 2015	7,393	—	—	32,196	39,589
Issuance of TEP units to public, net of offering costs	63,477	—	—	487,766	551,243
Acquisition of additional 33.3% membership interest in Pony Express	(98,446)	—	—	(601,554)	(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	(9,425)	(13,533)
Consolidation of TEGP Predecessor assets	(115,182)	115,182	—	—	—
Issuance of Class A shares to the public, net of offering costs	—	1,314,741	—	—	1,314,741
Acquisition of Acquired TEP Units from Tallgrass Development, LP	—	(953,600)	—	—	(953,600)
Distribution of excess Offering proceeds to Exchange Right Holders	—	(334,068)	—	—	(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	(171,948)	—	—	(171,948)
Deferred tax asset	—	445,128	—	—	445,128
Net income for the period from May 12, 2015 to September 30, 2015	—	6,886	—	73,235	80,121
Issuance of common units under TEP LTIP plan	—	(661)	—	(5,901)	(6,562)
Distributions to TEP unitholders	—	—	—	(74,843)	(74,843)
Noncash compensation expense	—	195	—	7,325	7,520
Contributions from TEP's noncontrolling interest	—	—	—	110,553	110,553
Distributions to TEP's noncontrolling interest	—	—	—	(44,543)	(44,543)
Tallgrass Equity distributions to Exchange Right Holders	—	—	—	(12,969)	(12,969)
TEGP distributions to Class A shareholders	—	(3,484)	—	—	(3,484)
Distributions of TEP general partner and IDR distributions for periods prior to May 12, 2015 to TEP GP Members	—	(7,465)	—	—	(7,465)
Acquisition of noncontrolling interests	—	—	—	(600)	(600)
Balance at September 30, 2015	$—	$410,906	$—	$1,609,525	$2,020,431

	TEGP Predecessor	Partners' Capital (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2014	$150,871	$—	$—	$1,158,230	$1,309,101
Net income	6,700	—	—	35,897	42,597
Issuance of TEP units to the public, net of offering costs	45,362	—	—	274,226	319,588
Noncash compensation expense	—	—	—	7,443	7,443
Distributions to TEP unitholders	—	—	—	(23,766)	(23,766)
Contribution from Tallgrass Development, LP	8,344	—	—	19,144	27,488
(Distributions to) Contributions from TEP Predecessor Member, net	(21,097)	—	—	310,534	289,437
Contributions from Noncontrolling Interest	—	—	—	5,429	5,429
Distributions to Noncontrolling Interests	—	—	—	(37)	(37)
Issuance of TEP general partner units to TEGP Predecessor	80	—	—	183	263
Acquisition of Trailblazer	(33,371)	—	—	(116,629)	(150,000)
Acquisition of Water Solutions	—	—	—	1,400	1,400
Acquisition of 33.3% Pony Express membership interest	(10,875)	—	—	(16,125)	(27,000)
Balance at September 30, 2014	$146,014	$—	$—	$1,655,929	$1,801,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "Offering"), which was completed on May 12, 2015. Prior to closing the Offering, Tallgrass Equity held a 100% membership interest in Tallgrass Energy Holdings, LLC ("Holdings"). Holdings, in turn, held a 100% limited partner interest in TEGP and a 100% membership interest in TEGP Management, LLC ("TEGP Management"), the general partner of TEGP.
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

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20,000,000 common units, representing limited partner interests in Tallgrass Energy Partners, LP ("TEP"), from Tallgrass Development, LP ("TD") at $47.68 per TEP common unit (the “Acquired TEP Units”) and pay offering expenses and other transaction costs. Tallgrass Equity distributed substantially all of the remaining proceeds (the "Excess Proceeds") to the Exchange Right Holders, retaining approximately $3 million for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs.

TEGP's sole cash-generating asset is an approximate 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP, described below, that were historically owned by entities controlled by Tallgrass Equity, including TD:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing a 1.36% general partner interest in TEP at September 30, 2015.

•	The Acquired TEP Units, representing an approximately 32.57% limited partner interest in TEP at September 30, 2015.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 and 2014 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair presentation of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC.
Our financial results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with our final prospectus dated May 6, 2015 (the “Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-202258) and filed with the United States Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on May 7, 2015.
The unaudited condensed consolidated financial statements of TEGP as of December 31, 2014 and for the three and nine months ended September 30, 2014, include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP’s initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described in Note 1 – Description of Business, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the Offering and to TEGP thereafter.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP are attributed to TEGP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEGP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express") effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ended September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ending December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 will be attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.
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
Net equity contributions and distributions included in the condensed consolidated statements of cash flows represent transfers of cash as a result of TD’s centralized cash management systems prior to April 1, 2014 for Trailblazer Pipeline Company LLC ("Trailblazer") and September 1, 2014 for Pony Express, under which cash balances were swept periodically and recorded as loans from the subsidiaries to TD. These loans were then periodically recorded as equity distributions. Pony Express participates in a cash management agreement with TD, which holds a 33.3% common membership interest in Pony Express, under which cash balances are swept daily and recorded as loans from Pony Express to TD.
All payable and receivable balances between TEGP and TD are cash settled with the exception of certain balances payable from Pony Express to TD, which have been settled against the receivable from TD via the Pony Express cash management agreement discussed in the prior paragraph.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at their estimated collectible amounts. We make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and adjustments are recorded as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. Our allowance for doubtful accounts totaled $0.7 million and $0.5 million at September 30, 2015 and December 31, 2014.
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
Accounting for Regulatory Activities
Regulated activities are accounted for in accordance with the "Regulated Operations" Topic of the Codification. This Topic prescribes the circumstances in which the application of GAAP is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. We had recorded regulatory assets of approximately $1.2 million and $1.4 million included in "Deferred charges and other assets" in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively. Regulatory assets at September 30, 2015 and December 31, 2014 were primarily attributable to costs associated with Trailblazer’s 2013 Rate Case Filing as more fully described in Note 13 – Regulatory Matters.
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

Range of Useful Lives
(in years)
Crude oil pipelines	35
Processing & Treating	30
Natural gas pipelines (1)	10
General & Other	3-13 1/3

(1)	Includes the Replacement Gas Facilities as discussed in Note 5 – Related Party Transactions and Note 13 – Regulatory Matters.
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
Goodwill
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of the fair value over the carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31st. We evaluate goodwill for impairment at the reporting unit level, which is an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or the two-step test approach depending on facts and circumstances of the reporting unit. If we, after performing the qualitative assessment, determine it is "more likely than not" that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. When goodwill is evaluated for impairment using the two-step test, the carrying amount of the reporting unit is compared to its fair value in Step 1 and if the fair value exceeds the carrying amount, Step 2 is unnecessary. If the carrying amount exceeds the reporting unit’s fair value, this could indicate potential impairment and Step 2 of the goodwill evaluation process is required to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. When Step 2 is necessary, the fair value of individual assets and liabilities is determined using valuations, or other observable sources of fair value, as appropriate. If the carrying amount of goodwill exceeds its implied fair value, the excess is recognized as an impairment loss.

We did not elect to apply the qualitative assessment option during our 2015 annual goodwill impairment testing, instead we proceeded directly to the two-step quantitative test. In Step 1 of the two-step quantitative test, we compared the fair value of each reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units based on the enterprise value of each reporting unit at the date of acquisition. The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates and the weighted average cost of capital. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For each reporting unit, the results of the Step 1 impairment analysis indicated no potential impairment as the fair value of the reporting units was greater than their respective book values. As a result, in accordance with the Codification guidance, Step 2 of the impairment analysis was not necessary as part of the annual impairment analysis in 2015. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
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
Our investment in Grasslands Water Services I, LLC ("GWSI"), which owns a water transportation pipeline, was initially recorded under the equity method of accounting as we had the ability to exercise significant influence, but not control, over this investment. There was $0.7 million equity in earnings recognized for the nine months ended September 30, 2014. There were no equity in earnings recognized for the three months ended September 30, 2014 and the three and nine months ended September 30, 2015. As discussed in Note 4 –  Acquisitions, during the year ended December 31, 2014, TEGP acquired a controlling interest in GWSI, which was subsequently renamed BNN Redtail, LLC ("Redtail"), and consolidated its investment in Redtail as of May 13, 2014 accordingly.
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
Natural gas liquids sales occur in the Processing & Logistics segment and consist of the sale of outputs from our processing plants and the marketing of natural gas liquids that are delivered by our suppliers under either fee-based arrangements or percent-of-proceeds arrangements. Under these arrangements, we treat and process the natural gas delivered by our suppliers, and then sell the resulting NGLs and condensate based on published index market prices. We remit to the producers an agreed-upon percentage of the actual proceeds that we receive from our sales of the NGLs and condensate. We keep the difference between the proceeds received and the amount remitted back to the producer. We generally report gross revenues in the condensed consolidated statements of income, as we typically act as the principal in these transactions, take custody of the product, and incur the risks and rewards of ownership. Processing and other revenues primarily represent fees for processing, treating and fractionation of natural gas and NGLs earned under fee-based arrangements and revenue from water services earned in the Processing & Logistics segment.

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
Crude oil transportation services occur in the Crude Oil Transportation & Logistics segment. We provide various types of crude oil transportation services to our customers and, other than pipeline allowance oil, do not take title to the crude oil and do not incur the risks and rewards of ownership. In many cases the customer has committed to ship a fixed quantity of oil barrels per month. For barrels physically received by us and delivered to the customers’ agreed upon destination point, revenue is recognized in the period the service is provided. Shipper deficiencies, or barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers’ agreed upon destination point, are charged at the committed tariff rate per barrel and recorded as a deferred liability until the barrels are physically transported and delivered. In the case of non-committed shippers, revenue is recognized in the same manner utilized for the barrels physically transported and delivered. A loss allowance is factored into the crude oil tariffs to offset losses in transit. As crude oil is transported, we earn oil for our services as pipeline allowance oil. Any pipeline allowance oil that remains after replacing losses in transit can be sold. We take title and record revenue at market prices when the volumes included in the pipeline loss allowance are delivered from the customer. When pipeline loss allowance oil is eventually sold we record revenue at the contractual sales price and cost of sales at average cost as discussed in "Inventories" above. During the three and nine months ended September 30, 2015, we recognized revenue of $1.3 million and $2.5 million on the sale of pipeline allowance oil, which is included in "Sales of natural gas, NGLs, and crude oil" in the condensed consolidated statements of income.
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

Income Taxes
Prior to the completion of the Offering on May 12, 2015, TEGP Predecessor was comprised solely of limited liability companies that elected to be treated as partnerships for income tax purposes. Accordingly, no provision for federal or state income taxes was recorded in the financial statements of TEGP Predecessor and the tax effects of our activities accrued to their respective partners and members for periods prior May 12, 2015. Subsequent to May 12, 2015, TEGP's consolidated subsidiaries consist primarily of entities that have elected to be treated as partnerships for income tax purposes. On September 14, 2015, TEGP, through its membership interest in Pony Express, formed a new C corporation, Tallgrass Colorado Pipeline, Inc. ("Tallgrass Colorado"), which is 99.8% owned by Pony Express. The remaining 0.2% interest in Tallgrass Colorado is held by direct and indirect wholly owned subsidiaries of TEP. Tallgrass Colorado was formed for the purpose of the potential construction of a lateral pipeline that would interconnect with the Pony Express System's existing lateral in Northeast Colorado and has not yet commenced operations or generated any income.
Although TEGP is organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes for periods beginning May 12, 2015. We recognized a deferred tax asset of $445.1 million as a result of the Reorganization Transactions in connection with the Offering, $3.6 million of which was recognized as deferred income tax expense during the period from May 12, 2015 to September 30, 2015.
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
Our effective income tax rate for the period from May 12, 2015 to September 30, 2015 was 4.30%. We are projecting a tax loss for both U.S. Federal and State income taxes for the year ended December 31, 2015. As a result, there is no current provision for income taxes for the three and nine months ended September 30, 2015.
Pursuant to the applicable guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of three and nine months ended September 30, 2015, we had not recognized any material amounts in connection with uncertainty in income taxes.
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
We also consolidate Pony Express through our indirect ownership of TEP. TEP does not have the obligation to absorb losses from Pony Express during the preference period as a result of the minimum quarterly preference payments as discussed in Note 4 – Acquisitions. In addition, for the period from our acquisition of the initial 33.3% membership interest effective September 1, 2014 to our acquisition of an additional 33.3% membership interest effective March 1, 2015, TEP, as the managing member of Pony Express, had voting rights disproportionate to its ownership interest. As a result, we determined that Pony Express is a VIE of which TEP is the primary beneficiary and consolidated Pony Express accordingly. TEP has not provided any additional financial support to Pony Express other than its initial capital contribution of $570 million and has no contractual commitments or obligations to provide additional financial support. In the event that the costs of construction of the Pony Express System's mainline and its lateral in Northeast Colorado exceed the $270 million retained by Pony Express as discussed in Note 4 – Acquisitions, TD is obligated to fund the remaining costs. As of September 30, 2015, the costs to complete construction have exceeded the amount retained, and as such TD will continue to fund any remaining costs associated with construction of the mainline and lateral in Northeast Colorado. Although TEP has no obligation to provide further financial support to Pony Express, it is expected that future capital projects would be funded by TEP and TD on a pro rata basis in accordance with the Pony Express LLC Agreement.

The carrying amounts and classifications of the Tallgrass Equity consolidated assets and liabilities, including the assets and liabilities of Pony Express, included in our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Current assets	$90,824	$132,281
Noncurrent assets	2,412,376	2,324,916
Total assets	$2,503,200	$2,457,197
Current liabilities	$74,835	$96,568
Noncurrent liabilities	849,461	565,478
Total liabilities	$924,296	$662,046
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
TEP Acquisitions of 66.7% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into the Second Amended Pony Express LLC Agreement, which set forth the relative rights of TD and TEP as the owners of Pony Express. Of the total consideration of $600 million, TEP directly paid TD $30 million, consisting of $27 million in cash and 70,340 TEP common units with an aggregate fair value of approximately $3 million, in exchange for the transfer by TD to TEP of a 1.9585% membership interest in Pony Express (computed before giving effect to the issuance of the new membership interest by Pony Express to TEP). TEP also contributed cash of $570 million to Pony Express in exchange for a newly issued membership interest which, when combined with the membership interest transferred from TD and the parties' entry at closing into the Second Amended Pony Express LLC Agreement, constituted TEP's 33.3% membership interest in Pony Express, which represented 100% of the preferred membership units issued by Pony Express. Of the $570 million cash consideration received by Pony Express, $300 million was immediately distributed to TD at closing and $270 million was retained by Pony Express to fund the estimated remaining costs of construction for the Pony Express System and the lateral in Northeast Colorado. The $270 million cash balance was subsequently swept to TD under a cash management agreement between Pony Express and TD and was recorded as a related party loan which bears interest at TD's incremental borrowing rate. There was no remaining balance outstanding on the related party loan at September 30, 2015.
The terms of TEP's first acquisition of a 33.3% membership interest in Pony Express provided TEP a minimum quarterly preference payment of $16.65 million through the quarter ended September 30, 2015 (prorated to approximately $5.4 million for the quarter ended September 30, 2014) with distributions thereafter shared in accordance with the terms of the Second Amended Pony Express LLC Agreement. At the effective date of that transaction, TEP determined that Pony Express was a VIE of which TEP was the primary beneficiary, and consolidated Pony Express accordingly. For additional discussion and disclosure, see Note 3 – Variable Interest Entities. The acquisition of the initial 33.3% membership interest in Pony Express represented a transaction between entities under common control and a change in reporting entity.
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

Upon the effective date of the second acquisition, TEP reevaluated its VIE assessment and determined that Pony Express continues to be considered a VIE of which TEP is the primary beneficiary. The acquisition of the additional 33.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction have not been recast to reflect the additional 33.3% membership interest.
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
On May 20, 2015, TEP acquired an additional 12% equity interest in Water Solutions from NR2, LLC for cash consideration of $600,000, which was accounted for as an acquisition of noncontrolling interest. As of September 30, 2015, TEP's aggregate membership interest in Water Solutions was 92%.
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
TEP’s general and administrative costs under the TEP Omnibus Agreement were $5.2 million and $16.1 million for the three and nine months ended September 30, 2015, respectively, excluding costs attributable to Pony Express. Pony Express had general and administrative costs of $5.2 million and $15.5 million for the three and nine months ended September 30, 2015, respectively. TEP also pays a quarterly reimbursement to TD for costs associated with being a public company, which was $635,000 for the third quarter of 2015. Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $500,000 for the third quarter of 2015. These amounts will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEP and TEGP, respectively.

Due to the cash management agreements discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances were periodically settled and treated as equity distributions prior to April 1, 2014 for Trailblazer and prior to September 1, 2014 for Pony Express. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 are classified as related party receivables in the condensed consolidated balance sheets. During the nine months ended September 30, 2015 and 2014 we recognized interest income from TD of $0.4 million and $0.5 million, respectively, on the receivable balance under the Pony Express cash management agreement.
Totals of transactions with affiliated companies are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of transportation services	$7,180	$—	$17,771	$—
Charges to TEGP: (1)
Property, plant and equipment, net	$958	$7,926	$3,859	$14,534
Operation and maintenance	$6,077	$4,701	$17,325	$13,657
General and administrative	$10,041	$5,783	$28,862	$14,670

(1)	Charges to TEGP, inclusive of Tallgrass Equity, TEP, and Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Receivable from related party" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Receivable from related party:
Tallgrass Operations, LLC	$—	$73,393
Total receivable from related party	$—	$73,393
Accounts payable to related parties:
Tallgrass Operations, LLC	$3,561	$3,894
Rockies Express Pipeline LLC	20	21
Total accounts payable to related parties	$3,581	$3,915
Balances of gas imbalances with affiliated shippers are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Affiliate gas balance receivables	$—	$275
Affiliate gas balance payables	$269	$455
6. Inventory
The components of inventory at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Crude oil	$2,534	$581
Materials and supplies	5,852	3,049
Natural gas liquids	345	519
Gas in underground storage	5,401	8,896
Total inventory	$14,132	$13,045

7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines	$1,159,002	$939,536
Natural gas pipelines	556,924	548,482
Processing and treating assets	238,356	241,671
General and other	63,910	42,719
Construction work in progress	45,051	139,873
Accumulated depreciation and amortization	(114,422)	(59,200)
Total property, plant and equipment, net	$1,948,821	$1,853,081
8. Risk Management
We occasionally enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities. Our normal business activities directly and indirectly expose us to risks associated with changes in the market price of crude oil and natural gas, among other commodities. For example, the risks associated with changes in the market price of natural gas include, among others (i) pre-existing or anticipated physical natural gas sales, (ii) natural gas purchases and (iii) natural gas system use and storage. We have elected not to apply hedge accounting and changes in the fair value of all derivative contracts are recorded in earnings in the period in which the change occurs.
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in thousands)
Energy commodity derivative contracts	Current assets	$218	$—
As of September 30, 2015, the fair value shown for commodity contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.6 Bcf. As of December 31, 2014 there were no derivative contracts outstanding.
Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three and nine months ended September 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of gain (loss) recognized in income on derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in thousands)
Derivatives not designated as hedging contracts:
Energy commodity derivative contracts	Sales of natural gas, NGLs, and crude oil	$252	$9	$211	$(449)
Credit Risk
We have counterparty credit risk as a result of our use of derivative contracts. Our counterparties consist of major financial institutions. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

We maintain credit policies that we believe minimize our overall credit risk. These policies include (i) evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies and exposure, we do not currently anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on TEP's derivative contracts at September 30, 2015 was:

Asset Position
(in thousands)
Gross	$218
Netting agreement impact	—
Cash collateral held	—
Net Exposure	$218
In addition, when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. Accordingly, entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability position with each counterparty. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account current credit spreads for its comparative industry sector, as well as any change in such spreads since the last measurement date. As of September 30, 2015 and December 31, 2014, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with the sale of natural gas nor did we have margin deposits with counterparties associated with energy commodity contract positions.
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

The following table summarizes the fair value measurements of our energy commodity derivative contracts as of September 30, 2015 based on the fair value hierarchy established by the Codification:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2015
Energy commodity derivative contracts	$218	$—	$218	$—
9. Long-term Debt
Tallgrass Equity Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$—
In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general Partnership purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of September 30, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs. An additional $1.0 million was borrowed during the three months ended September 30, 2015, leaving $2 million in remaining capacity available for future borrowings or letter of credit issuances as of September 30, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of September 30, 2015, the weighted average interest rate on outstanding borrowings was 2.71%.

TEP Credit Facility
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Total capacity under the TEP revolving credit facility	$850,000	$850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(696,000)	(559,000)
Available capacity under the TEP revolving credit facility	$154,000	$291,000
The TEP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2015, TEP is in compliance with the covenants required under the TEP revolving credit facility. The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of September 30, 2015, the weighted average interest rate on outstanding borrowings was 1.97%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
September 30, 2015	$—	$844,000	$—	$844,000	$844,000
December 31, 2014	$—	$559,000	$—	$559,000	$559,000
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of September 30, 2015 and December 31, 2014, the fair value approximates the carrying amount for the borrowings under our revolving credit facilities using a discounted cash flow analysis. We are not aware of any factors that would significantly affect the estimated fair value subsequent to September 30, 2015.
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

TEGP Partnership Agreement and Distributions to Holders of Class A Shares
On May 12, 2015, TEGP closed the Offering and completed the Reorganization Transactions as outlined in Note 1 – Description of Business. In connection with the Offering, TEGP entered into an amended and restated partnership agreement on May 12, 2015. The partnership agreement requires TEGP to distribute its available cash to Class A shareholders on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ended June 30, 2015. The following table details the distributions paid by TEGP during the nine months ended September 30, 2015:

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
September 30, 2015	November 13, 2015(1)	$6,872	$0.144
June 30, 2015	August 17, 2015	3,484	0.073	(2)

(1)	The distribution for the third quarter of 2015 will be paid on November 13, 2015 to Class A shareholders of record at the close of business on October 30, 2015.

(2)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP’s initial public offering on May 12, 2015 and the end of the second quarter.
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
Noncontrolling Interests
As of September 30, 2015, noncontrolling interests in our subsidiaries consisted of a 69.65% interest in Tallgrass Equity held by the Exchange Right Holders, the 66.07% limited partner interest in TEP held by TD and the public TEP unitholders, the 33.3% membership interest in Pony Express held by TD, and an 8% membership interest in Water Solutions. During the nine months ended September 30, 2015, we recognized contributions to and distributions from TEP's noncontrolling interests of $110.6 million and $44.5 million, respectively, consisting primarily of contributions and distributions between Pony Express and TD.
Subsidiary Distributions
TEP Distributions. The following table details the distributions paid by TEP during the nine months ended September 30, 2015:

		Distributions
		Limited Partner Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
September 30, 2015	November 13, 2015(1)	$36,347	$11,567	$660	$48,574	$0.6000
June 30, 2015	August 14, 2015	35,135	10,418	627	46,180	0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200
December 31, 2014	February 13, 2015	23,782	4,039	473	28,294	0.4850

(1)	The distribution for the third quarter of 2015 will be paid on November 13, 2015 to unitholders of record at the close of business on October 30, 2015.

Other Contributions and Distributions
During the nine months ended September 30, 2015, we distributed $334.1 million of Excess Proceeds from the Offering to the Exchange Right Holders as part of the Reorganization Transactions and distributed $13.5 million to the TEGP Predecessor. In addition, we received $7.5 million of TEP general partner and IDR distributions related to periods prior to the Offering which were distributed to the previous TEP GP Members, and $13.0 million of TEP distributions received which were distributed by Tallgrass Equity to the Exchange Right Holders. Also during the nine months ended September 30, 2015, we received contributions from and made distributions to TEP's noncontrolling interests of $110.6 million and $44.5 million, respectively.
During the nine months ended September 30, 2014, we recognized net contributions from the TEGP Predecessor of $289.4 million. This activity represents transfers of cash as a result of TD’s centralized cash management systems as discussed in Note 1 – Description of Business, as well as the TEP distributions paid on the Acquired TEP Units and distributions paid for excess offering proceeds. We also recognized a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities required as part of the Pony Express Abandonment, as discussed in Note 13 – Regulatory Matters, and the proceeds received from TD as reimbursement for the costs to construct those assets. Also during the nine months ended September 30, 2014, we received contributions from and made distributions to noncontrolling interests of $5.4 million and $37,000, respectively.
11. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TEGP and the diluted weighted average number of Class A shares outstanding. Pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the potential exchange of any Class B shares does not have a dilutive effect on basic net income per Class A share. For the three and nine months ended September 30, 2015 the possible exchange of any TEGP Equity Participation units would have had a dilutive effect on basic net income per Class A share.
Net income per Class A share is not presented for the three and nine months ended September 30, 2014 as there were no Class A shares outstanding during those periods. The Offering became effective during the second quarter of 2015. As a result, no income from the period from January 1, 2015 through May 11, 2015 is allocated to the Class A shares that were issued on May 12, 2015.

The following table illustrates the calculation of basic and diluted net income per Class A share for the three and nine months ended September 30, 2015 (in thousands, except per share data):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share:
Net income attributable to TEGP	$4,423	$14,279
Net income attributable to TEGP from the beginning of the period to May 11, 2015	—	7,393
Net income attributable to TEGP from May 12, 2015 to September 30, 2015	$4,423	$6,886
Basic weighted average Class A Shares outstanding	47,725	47,725
Basic net income per Class A share	$0.09	$0.14

Diluted Net Income per Class A Share:
Net income attributable to TEGP from May 12, 2015 to September 30, 2015	$4,423	$6,886
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares from May 12, 2015 to September 30, 2015	2	2
Net income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares from May 12, 2015 to September 30, 2015	$4,425	$6,888
Basic weighted average Class A Shares outstanding	47,725	47,725
Equity Participation Shares equivalent shares	83	87
Diluted weighted average Class A Shares outstanding	47,808	47,812
Diluted net income per Class A Share	$0.09	$0.14
12. Equity-Based Compensation
Long-Term Incentive Plan
Effective May 12, 2015, our general partner adopted the TEGP Management, LLC Long-Term Incentive Plan (“LTIP”) on our behalf for (i) the employees of our general partner and its affiliates who perform services for us, (ii) the non-employee directors of our general partner and (iii) the consultants who perform services for us. Awards under the LTIP will consist of unrestricted shares, restricted shares, equity participation shares, options and share appreciation rights. The LTIP will limit the number of shares that may be delivered pursuant to awards to 3,144,589 Class A shares (subject to any adjustment due to recapitalization, reorganization or a similar event permitted under the LTIP). Shares that are forfeited or withheld to satisfy exercise price or tax withholding obligations are available for delivery pursuant to other awards.
Equity Participation Shares
On May 12, 2015, the board of directors of our general partner approved the grant of up to 3,144,589 Class A shares (subject to any adjustment due to recapitalization, reorganization or a similar event permitted under the LTIP) under the LTIP. Effective August 1, 2015, 160,000 Equity Participation Shares were granted to employees. Vesting of the Equity Participation Shares is contingent on certain service and performance conditions. The Equity Participation Shares vest on the later to occur of the Distribution Achievement Date (the first date on which TEGP pays a regular quarterly distribution of at least $0.35 for any full quarter ending on or after the Grant Date), or May 12, 2019. If the Distribution Achievement Date has not occurred by May 12, 2020, the Equity Participation Shares will expire and terminate and no vesting will occur. The Equity Participation Shares are non-participating, as such participants are not entitled to receive any distributions with respect to the Equity Participation Shares unless the participant receives a separate grant of Distribution Equivalent Rights. At this time no grants of Distribution Equivalent Rights have been made.
The Equity Participation Share grants were measured at their grant date fair value of $27.97 per Equity Participation Share. The Equity Participation Shares are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEGP's Class A shares for the present value of the expected future dividends during the vesting period. Equity-based compensation cost related to the Equity Participation Share grants of approximately $0.2 million was recognized during the three and nine months ended September 30, 2015. As of September 30, 2015, $4.3 million of compensation cost related to non-vested Equity Participation Shares is expected to be recognized over a weighted-average period of 3.8 years. The compensation expense recognized is allocated between TEGP, inclusive of TEP, and TD.

13. Regulatory Matters
There are currently no proceedings challenging the currently effective rates of Pony Express, TIGT, or Trailblazer. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable regulations, to challenge the rates that we charge at our regulated entities. Further, the statute governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.
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
Cost and Revenue Study – FERC Docket RP11-1494
On October 3, 2015, TIGT submitted a cost and revenue study in compliance with Article IV of the Stipulation and Agreement of Settlement filed on May 5, 2011 in FERC Docket No. RP11-1494 (“2011 Settlement”) and approved by the FERC on September 22, 2011. Consistent with the 2011 Settlement, the cost and revenue study demonstrates that TIGT is under-recovering its cost of service. The study was based on the unadjusted actual costs, revenues and volumes for a 12-month base period ended June 30, 2015, that complies with Section 154.303(a)(1) of the FERC’s regulations. The cost and revenue study did not propose any change to TIGT’s currently effective rates. Instead, TIGT has filed a general rate case under Section 4 of the Natural Gas Act, as discussed further below.
General Rate Case Filing – FERC Docket RP16-137
On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to section 4 of the Natural Gas Act. The rate case proposes a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT. In addition, TIGT proposed certain changes to the transportation rate design of its system to replace the current rate zone structure with a single “postage stamp” rate. TIGT also proposed new charges, including (i) a charge for deliveries made to points without certain electronic flow measurement equipment, and (ii) a charge to completely or partially reimburse TIGT for certain integrity related expenses and costs it incurs to comply with anticipated new PHMSA and EPA regulations. TIGT also proposed to replace its fixed fuel and lost and unaccounted for (“FL&U”) charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period’s under or over collection and the forecasted FL&U expense for the upcoming period. Finally, TIGT proposed certain revisions to its FERC Gas Tariff addressing a number of other rate and non-rate matters. Under the NGA and the FERC’s regulations, TIGT’s shippers and other interested parties, including the FERC’s Trial Staff, have a right to challenge any aspect of TIGT’s rate case filing or raise other issues under Section 5 of the Natural Gas Act for which only prospective relief is available.

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
On October 29, 2015, Pony Express made a tariff filing with the FERC in Docket No. IS16-42-000 to increase the contract rates under its Local Pipeline Tariff for transportation from receipt points on its lateral in Northeast Colorado to various delivery points in Oklahoma, by an amount reflecting the most recent FERC annual index adjustment of approximately 4.6% effective December 1, 2015.
14. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, had reserves for legal claims of approximately $0.8 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.

Prairie Horizon
On July 3, 2014, Prairie Horizon Agri-Energy LLC ("Prairie Horizon") filed an action in the District Court of Phillips County, Kansas against TIGT seeking damages from an alleged intrusion of foreign material and oil from TIGT into Prairie Horizon's ethanol plant. The matter was removed to the US District Court for the District of Kansas. Prairie Horizon asserted that this intrusion caused substantial damage to Prairie Horizon's ethanol production facilities and resulted in corresponding business income losses. Prairie Horizon also claimed that the intrusion was a violation of TIGT's FERC gas tariff. On September 25, 2015, TIGT and Prairie Horizon reached a settlement agreeing to dismiss all claims with prejudice and releasing TIGT from any further liability.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $5.0 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively.
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
TIGT
System Failure
On June 13, 2013, a failure occurred on a segment of the TIGT pipeline system in Goshen County, Wyoming, resulting in the release of natural gas and the issuance of a Corrective Action Order ("CAO") by PHMSA. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. Pursuant to a letter dated August 14, 2015, PHMSA informed TIGT that it had complied with the terms of the CAO and declared the case closed. We do not believe the total cost to complete the remediation activities will be material.

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
During 2015, Trailblazer completed 23 excavation digs at an aggregate cost of approximately $1.1 million (all of which was included in Trailblazer’s 2015 budget) based on preliminary analysis of the smart tool surveys performed in 2014. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is currently devising a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
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
15. Reporting Segments
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$33,636	$(1,346)	$32,290	$33,520	$(1,430)	$32,090
Crude Oil Transportation & Logistics	83,272	—	83,272	—	—	—
Processing & Logistics	22,606	—	22,606	57,863	—	57,863
Total Revenue	$139,514	$(1,346)	$138,168	$91,383	$(1,430)	$89,953

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$98,215	$(4,036)	$94,179	$107,091	$(4,015)	$103,076
Crude Oil Transportation & Logistics	208,872	—	208,872	—	—	—
Processing & Logistics	82,762	—	82,762	158,976	—	158,976
Total Revenue	$389,849	$(4,036)	$385,813	$266,067	$(4,015)	$262,052

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$10,499	$(1,346)	$9,153	$10,791	$(1,430)	$9,361
Crude Oil Transportation & Logistics	44,069	1,346	45,415	(822)	—	$(822)
Processing & Logistics	(212)	—	(212)	5,141	—	$5,141
Corporate and Other	(1,951)	—	(1,951)	(2,100)	—	$(2,100)
Total Operating Income	$52,405	$—	$52,405	$13,010	$(1,430)	$11,580
Reconciliation to Net Income:
Interest expense, net			(4,982)			(1,058)
Other income, net			502			731
Net Income before income tax			$47,925			$11,253

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$32,989	$(4,036)	$28,953	$32,075	$(4,015)	$28,060
Crude Oil Transportation & Logistics	103,857	4,036	$107,893	(2,336)	—	$(2,336)
Processing & Logistics	4,508	—	$4,508	14,459	—	$14,459
Corporate and Other	(7,126)	—	$(7,126)	(5,599)	—	$(5,599)
Total Operating Income	$134,228	$—	$134,228	$38,599	$(4,015)	$34,584
Reconciliation to Net Income:
Interest expense, net			(12,901)			(4,492)
Gain on remeasurement of unconsolidated investment			—			9,388
Equity in earnings of unconsolidated investment			—			717
Other income, net			1,983			2,400
Net Income before income tax			$123,310			$42,597

	Nine Months Ended September 30,
Capital Expenditures:	2015	2014
	(in thousands)
Natural Gas Transportation & Logistics	$10,858	$16,616
Crude Oil Transportation & Logistics	40,579	617,687
Processing & Logistics	13,709	7,913
Total capital expenditures	$65,146	$642,216

Assets:	September 30, 2015	December 31, 2014
	(in thousands)
Natural Gas Transportation & Logistics	$713,754	$716,106
Crude Oil Transportation & Logistics	1,444,231	1,394,793
Processing & Logistics	337,522	340,620
Corporate and Other	449,220	5,678
Total assets	$2,944,727	$2,457,197

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
Overview
TEGP is a Delaware limited partnership formed in 2015 that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP's only cash-generating assets consist of an approximately 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity owns, through its ownership of TEP GP, all of TEP's IDRs and 834,391 TEP general partner units, representing an approximate 1.36% general partner interest in TEP as of September 30, 2015. Tallgrass Equity also directly owns the Acquired TEP Units, representing an approximate 32.57% limited partner interest in TEP as of September 30, 2015.

TEP is a publicly traded, growth-oriented limited partnership formed to own, operate, acquire and develop midstream energy assets in North America. We currently provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the “TIGT System”), and a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the “Trailblazer Pipeline”). We provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through our membership interest in Pony Express, which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma (the “Pony Express System”). We also provide services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility, or, collectively, the Midstream Facilities, and we provide water business services to customers in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
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
Recent Developments
TEGP Distribution Declared
On October 5, 2015, the Board of Directors of our general partner declared a cash distribution for the quarter ended September 30, 2015 of $0.144 per Class A share. The distribution will be paid on November 13, 2015, to Class A shareholders of record on October 30, 2015.
TEP Distribution Declared
On October 5, 2015, the Board of Directors of TEP's general partner declared a cash distribution for the quarter ended September 30, 2015 of $0.60 per common unit. The distribution will be paid on November 13, 2015, to unitholders of record on October 30, 2015.

U.S. Crude Oil and Natural Gas Supply and Demand Dynamics
Crude oil, natural gas and products derived from both continue to be critical components of energy supply and demand in the United States. Although crude oil and natural gas prices have declined in the latter part of 2014 and into 2015, and may remain at or near current levels for the foreseeable future, we believe that the long-term prospects for continued crude oil and natural gas production increases are favorable and will be driven in part by increased domestic demand resulting from population and economic growth, higher industrial consumption in the U.S. and a desire to reduce domestic reliance on imports. We expect natural gas to continue to displace coal-fired electricity generation due to the low prices of natural gas and stricter environmental regulations on the mining and burning of coal. For additional information, please read Item 3. – Quantitative and Qualitative Disclosures About Market Risk.
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

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except operating data)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,252	$49,130	$62,132	$141,887
Natural gas transportation services	29,431	30,745	90,620	95,418
Crude oil transportation services	81,928	—	206,331	—
Processing and other revenues	6,557	10,078	26,730	24,747
Total Revenues	138,168	89,953	385,813	262,052
Operating Costs and Expenses:
Cost of sales	18,186	45,767	54,959	131,187
Cost of transportation services	14,862	3,329	39,069	13,734
Operations and maintenance	14,071	9,961	36,054	28,029
Depreciation and amortization	20,802	10,071	61,762	27,905
General and administrative	12,321	7,448	38,711	21,221
Taxes, other than income taxes	5,521	1,797	16,547	5,392
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	85,763	78,373	251,585	227,468
Operating Income	52,405	11,580	134,228	34,584
Other (Expense) Income:
Interest expense, net	(4,982)	(1,058)	(12,901)	(4,492)
Gain on remeasurement of unconsolidated investment	—	—	—	9,388
Equity in earnings of unconsolidated investment	—	—	—	717
Other income, net	502	731	1,983	2,400
Total Other (Expense) Income	(4,480)	(327)	(10,918)	8,013
Net income before tax	47,925	11,253	123,310	42,597
Deferred income tax expense	(1,828)	—	(3,600)	—
Net income	46,097	11,253	119,710	42,597
less: Net income attributable to noncontrolling interests	(41,674)	(9,623)	(105,431)	(35,897)
Net income attributable to TEGP	$4,423	$1,630	$14,279	$6,700
Operating Data:
Gas transportation firm contracted capacity (MMcf/d)	1,506	1,497	1,543	1,532
Crude oil transportation average throughput (Bbls/d)	252,540	N/A	218,697	N/A
Natural gas processing inlet volumes (MMcf/d)	110	153	128	147
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues. Total revenues were $138.2 million for the three months ended September 30, 2015, compared to $90.0 million for the three months ended September 30, 2014, which represents an increase of $48.2 million, or 54%, in total revenues. The overall increase in revenue was largely driven by revenues of $83.3 million in the Crude Oil Transportation & Logistics segment for the three months ended September 30, 2015. There were no revenues in that segment for the three months ended September 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by a decrease in revenues of $35.3 million in the Processing & Logistics segment as discussed further below.

Operating costs and expenses. Operating costs and expenses were $85.8 million for the three months ended September 30, 2015 compared to $78.4 million for the three months ended September 30, 2014, which represents an increase of $7.4 million, or 9%. The increase in operating costs and expenses is primarily driven by operating costs and expenses of $39.2 million in the Crude Oil Transportation & Logistics segment, reflecting the commencement of commercial operations at Pony Express, partially offset by a decrease in operating costs and expenses of $29.9 million in the Processing & Logistics segment as discussed further below.
Interest expense, net. Interest expense of $5.0 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, was primarily composed of interest and fees associated with TEP’s revolving credit facility. Interest expense for the three months ended September 30, 2015 also includes interest and fees associated with Tallgrass Equity's revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings during the three months ended September 30, 2015 to fund a portion of our recent acquisitions.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the three months ended September 30, 2015 was $0.5 million compared to $0.7 million for the three months ended September 30, 2014.
Deferred income tax expense. Deferred income tax expense for the three months ended September 30, 2015 was $1.8 million, and represents tax expense related to our income for the three months ended September 30, 2015.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues. Total revenues were $385.8 million for the nine months ended September 30, 2015, compared to $262.1 million for the nine months ended September 30, 2014, which represents an increase of $123.8 million, or 47%, in total revenues. The overall increase in revenues was largely driven by revenues of $208.9 million in the Crude Oil Transportation & Logistics segment for the nine months ended September 30, 2015. There were no revenues in that segment for the nine months ended September 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by decreases in revenues of $76.2 million and $8.9 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $251.6 million for the nine months ended September 30, 2015 compared to $227.5 million for the nine months ended September 30, 2014, which represents an increase of $24.1 million, or 11%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $102.7 million at Pony Express, reflecting the commencement of commercial operations at Pony Express, partially offset by decreases in operating costs and expenses of $66.3 million and $9.8 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Interest expense, net. Interest expense of $12.9 million for the nine months ended September 30, 2015 was primarily composed of interest and fees associated with TEP’s and Tallgrass Equity's revolving credit facilities, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $4.5 million for the nine months ended September 30, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility, partially offset by interest income of $0.5 million on the cash balance swept to TD under the Pony Express cash management agreement. The increase in interest and fees is primarily due to increased borrowings during the nine months ended September 30, 2015 to fund a portion of our recent acquisitions.
Gain on remeasurement of unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.4 million for the nine months ended September 30, 2014 was related to the remeasurement to fair value of our original 50% equity investment in Grasslands Water Services I, LLC (“GWSI”) in connection with TEP's consolidation of the Water Solutions business on May 13, 2014.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.7 million for the nine months ended September 30, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the nine months ended September 30, 2015 was $2.0 million compared to $2.4 million for the nine months ended September 30, 2014.
Deferred income tax expense. Deferred income tax expense for the nine months ended September 30, 2015 was $3.6 million, and represents tax expense related to our income for the period from May 12, 2015 to September 30, 2015.

The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$2,855	$1,302	$3,534	$7,440
Natural gas transportation services	30,777	32,175	94,656	99,433
Processing and other revenues	4	43	25	218
Total revenues	33,636	33,520	98,215	107,091
Operating costs and expenses:
Cost of sales	2,565	911	2,436	6,584
Cost of transportation services	2,808	3,186	8,918	13,568
Operations and maintenance	7,263	6,699	20,362	19,396
Depreciation and amortization	5,241	6,025	17,066	17,745
General and administrative	4,104	4,191	12,789	12,574
Taxes, other than income taxes	1,156	1,717	3,655	5,149
Total operating costs and expenses	23,137	22,729	65,226	75,016
Operating income	$10,499	$10,791	$32,989	$32,075

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $33.6 million for the three months ended September 30, 2015, compared to $33.5 million for the three months ended September 30, 2014, which represents a $0.1 million increase in segment revenues primarily driven by a $1.6 million increase in sales of natural gas, NGLs, and crude oil driven by increased volumes of natural gas sold, partially offset by a 39% decrease in natural gas prices. The increase in sales of natural gas, NGLs, and crude oil was partially offset by a $1.4 million decrease in natural gas transportation services primarily driven by decreased prices on fuel reimbursements.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $23.1 million for the three months ended September 30, 2015 compared to $22.7 million for the three months ended September 30, 2014, which represents an increase of $0.4 million, or 2%. The overall increase in operating costs and expenses was primarily driven by a $1.7 million increase in cost of sales, driven by increased volumes of natural gas sold, partially offset by a 26% decrease in natural gas prices, and a $0.6 million increase in operations and maintenance costs, partially offset by a $0.8 million decrease in depreciation and amortization, a $0.6 million decrease in taxes, other than income taxes, a $0.4 million decrease in the cost of transportation services, and a $0.1 million decrease in general and administrative costs.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $98.2 million for the nine months ended September 30, 2015, compared to $107.1 million for the nine months ended September 30, 2014, which represents a $8.9 million, or 8%, decrease in segment revenues primarily driven by a $4.8 million decrease in natural gas transportation services revenue driven by decreased prices on fuel reimbursements, and a $3.9 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of a 43% decrease in natural gas prices, partially offset by increased volumes sold.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $65.2 million for the nine months ended September 30, 2015 compared to $75.0 million for the nine months ended September 30, 2014, which represents a decrease of $9.8 million, or 13%. The overall decrease in operating costs and expenses was primarily driven by a $4.7 million decrease in the cost of transportation services, due to lower fuel reimbursements as a result of decreased prices, a $4.1 million decrease in cost of sales, due to a 26% decrease in natural gas prices and a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing, partially offset by increased volumes of natural gas sold, and a $1.5 million decrease in taxes, other than income taxes, due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property. These decreases were partially offset by a $1.0 million increase in operations and maintenance costs due to increased pipeline integrity work during the nine months ended September 30, 2015.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$1,344	$—	$2,541	$—
Crude Oil transportation services	81,928	—	206,331	—
Total revenues	83,272	—	208,872	—
Operating costs and expenses:
Cost of sales	1,482	—	2,468	—
Cost of transportation services	13,393	—	33,630	—
Operations and maintenance	2,657	—	6,087	—
Depreciation and amortization	12,257	757	34,791	2,271
General and administrative	5,155	65	15,465	65
Taxes, other than income taxes	4,259	—	12,574	—
Total operating costs and expenses	39,203	822	105,015	2,336
Operating income (loss)	$44,069	$(822)	$103,857	$(2,336)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $83.3 million for the three months ended September 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014, and commercial operations at the lateral in Northeast Colorado, which commenced during the second quarter of 2015. There were no revenues for the three months ended September 30, 2014 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $39.2 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014. Operating costs and expenses for the three months ended September 30, 2015 include costs associated with commercial operations at Pony Express, which began in October 2014, and commercial operations at the lateral in Northeast Colorado, which began during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. For the three months ended September 30, 2014, operating costs and expenses primarily consisted of the amortization of the Pony Express oil conversion use rights.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $208.9 million for the nine months ended September 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014, and commercial operations at the lateral in Northeast Colorado, which commenced during the second quarter of 2015. There were no revenues for the nine months ended September 30, 2014 as Pony Express had not yet commenced commercial operations.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $105.0 million for the nine months ended September 30, 2015 compared to $2.3 million for the nine months ended September 30, 2014. Operating costs and expenses for the nine months ended September 30, 2015 include costs associated with commercial operations at Pony Express, which began in October 2014, and commercial operations at the lateral in Northeast Colorado, which began during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. For the nine months ended September 30, 2014, operating costs and expenses primarily consisted of the amortization of the Pony Express oil conversion use rights.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$16,053	$47,828	$56,057	$134,447
Processing and other revenues	6,553	10,035	26,705	24,529
Total revenues	22,606	57,863	82,762	158,976
Operating costs and expenses:
Cost of sales	14,139	44,856	50,055	124,603
Cost of transportation services	7	143	557	166
Operations and maintenance	4,151	3,262	9,605	8,633
Depreciation and amortization	3,304	3,289	9,905	7,889
General and administrative	1,111	1,092	3,331	2,983
Taxes, other than income taxes	106	80	318	243
Loss on sale of assets	—	—	4,483	—
Total operating costs and expenses	22,818	52,722	78,254	144,517
Operating (loss) income	$(212)	$5,141	$4,508	$14,459

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues. Processing & Logistics segment revenues were $22.6 million for the three months ended September 30, 2015, compared to $57.9 million for the three months ended September 30, 2014, which represents a $35.3 million, or 61%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $31.8 million decrease in sales of natural gas, NGLs, and crude oil driven by a 62% decrease in NGL prices and lower volumes processed during the period, and a $3.5 million decrease in processing and other revenues primarily due to decreased volumes processed under a large, fee-based contract.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $22.8 million for the three months ended September 30, 2015 compared to $52.7 million for the three months ended September 30, 2014, which represents a decrease of $29.9 million, or 57%. The decrease was primarily driven by a $30.7 million, or 68%, decrease in cost of sales, partially offset by a $0.9 million increase in operations and maintenance costs. The decrease in cost of sales in the three months ended September 30, 2015 when compared to the same period in the prior year was primarily driven by decreased NGL prices and lower volumes processed as discussed above. Operations and maintenance costs increased $0.9 million, or 27%, in the three months ended September 30, 2015 when compared to the same period in the prior year, primarily driven by costs associated with annual plant maintenance activities during the three months ended September 30, 2015 which occurred during the second quarter in 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues. Processing & Logistics segment revenues were $82.8 million for the nine months ended September 30, 2015, compared to $159.0 million for the nine months ended September 30, 2014, which represents a $76.2 million, or 48%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $78.4 million decrease in the sales of natural gas, NGLs, and crude oil driven by a 61% decrease in NGL prices and lower volumes processed, partially offset by an increase in volumes of trucked NGLs sold. The decrease in sales of natural gas, NGLs, and crude oil was partially offset by a $2.2 million increase in processing and other revenues driven by increased revenue at Water Solutions, including water transportation services and revenue associated with a third party pipeline construction project during the nine months ended September 30, 2015, partially offset by lower processing fees at TMID due to decreased volumes processed under a large, fee-based contract. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no revenues from Water Solutions for the period from January 1, 2014 to May 13, 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $78.3 million for the nine months ended September 30, 2015 compared to $144.5 million for the nine months ended September 30, 2014, which represents a decrease of $66.3 million, or 46%. The decrease in operating costs and expenses was driven by a decrease of $74.5 million in cost of sales, primarily driven by decreased NGL prices and processed volumes as discussed above, partially offset by an increase in volumes of trucked NGLs sold. The decrease in cost of sales was partially offset by the $4.5 million non-cash loss recognized on the sale of compressor assets during the nine months ended September 30, 2015, and overall increases in the cost of transportation services, operations and maintenance costs, depreciation and amortization, and general and administrative costs primarily driven by the costs associated with Water Solutions, which was consolidated in May 2014.
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
Our total liquidity as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Cash on hand (1)	$19,009	$867

Total capacity under the TEP revolving credit facility	850,000	850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(696,000)	(559,000)
Available capacity under the TEP revolving credit facility	154,000	291,000
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$—
Total Liquidity	$175,009	$291,867

(1)	Includes $17.5 million of cash retained at Pony Express as of September 30, 2015 to fund working capital obligations.
TEP Revolving Credit Facility
The TEP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2015, TEP is in compliance with the covenants required under the revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of September 30, 2015, the weighted average interest rate on outstanding borrowings was 1.97%.
Tallgrass Equity Revolving Credit Facility
In connection with the Offering, Tallgrass Equity entered into a new $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general company purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of September 30, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs. An additional $1.0 million was borrowed during the three months ended September 30, 2015, leaving $2 million in remaining capacity available for future borrowings or letter of credit issuances as of September 30, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50% per annum on the daily unused amount of the revolving credit commitment reduced by the face amount of the letters of credit issued and outstanding. As of September 30, 2015, the weighted average interest rate on outstanding borrowings was 2.71%.
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

Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, as well as the level of spending for capital expenditures and changes in the market prices of energy commodities that we buy and sell in the normal course of business.
As of September 30, 2015, we had a working capital surplus of $16.0 million compared to a working capital surplus of $35.7 million at December 31, 2014, which represents a decrease in working capital of $19.7 million. The overall decrease in working capital was primarily attributable to a decrease of $73.4 million in receivables from related parties due to the utilization of the Pony Express cash balance swept to TD under the cash management agreement, an increase in deferred revenue of $14.3 million, and an increase in accrued taxes of $12.6 million. These working capital decreases were partially offset by a decrease of $42.7 million in accounts payable, primarily driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado placed in service in April 2015 and lower producer settlements at TMID, an increase in accounts receivable driven by the start of commercial operations at the Pony Express lateral in Northeast Colorado and the activation of the Hiland Pipeline Company joint tariff at Pony Express, and an increase in cash of $17.8 million primarily due to cash balances retained at Pony Express at September 30, 2015 to fund working capital obligations.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$195,447	$47,244
Investing activities	$(769,771)	$(1,099,084)
Financing activities	$592,466	$1,052,725
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Operating Activities. Cash flows provided by operating activities were $195.4 million and $47.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities of $148.2 million was primarily driven by the increase in operating results and a net increase in cash inflows from changes in working capital, primarily driven by a $21.9 million decrease in net cash outflows from accounts payable and accrued liabilities due to increased property tax accruals and operating payables and a $12.5 million increase in net cash inflows from deficiency payments received by Pony Express, partially offset by a decrease in net cash inflows of $14.1 million from accounts receivable, due to increased receivables at Pony Express.
Investing Activities. Cash flows used in investing activities were $769.8 million and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, net cash used in investing activities were driven by the $700.0 million cash outflow for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express, and capital expenditures of $65.1 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado. During the nine months ended September 30, 2014, net cash used in investing activities was driven by $642.2 million in capital expenditures, consisting primarily of spending on the conversion and construction of the Pony Express System, the $270.0 million in cash swept to TD under the Pony Express cash management agreement, as discussed in Note 4 – Acquisitions, and cash outflows of $150.0 million, $27.0 million, and $7.6 million, respectively, for the acquisition of Trailblazer effective April 1, 2014, the acquisition of a 33.3% membership interest in Pony Express effective September 1, 2014, and the acquisition of an additional equity interest in Water Solutions effective May 13, 2014.

Financing Activities. Cash flows provided by financing activities were $592.5 million and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2015 were primarily driven by $1.3 billion of net proceeds from the initial public offering of Class A shares in May 2015, $551.2 million of net proceeds from the public offering of TEP common units in February 2015, the proceeds from net borrowings under the TEP and Tallgrass Equity revolvers of $285.0 million, and contributions from noncontrolling interests of $19.3 million primarily driven by contributions from TD to Pony Express. These proceeds were partially offset by cash outflows of $953.6 million for the acquisition of the Acquired TEP Units, the $334.1 million distribution of the Excess Proceeds from the initial public offering of Class A shares to the Exchange Right Holders, and cash outflows of $171.9 million for the acquisition of additional Tallgrass Equity units, all as part of the Reorganization Transactions, distributions to TEP unitholders of $74.8 million, distributions to the members of the TEGP Predecessor of $13.5 million, distributions made by Tallgrass Equity to the Exchange Right Holders of $13.0 million, and distributions to TEGP shareholders of $3.5 million.
Cash flows provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds from net borrowings under the TEP revolver of $433.0 million, proceeds from TEP's public offering of common units in July 2014 of $319.6 million, net contributions from the members of the TEGP Predecessor of $289.4 million, and a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities, as discussed in Note 14 – Regulatory Matters, and the proceeds received from TD. These financing cash inflows were partially offset by distributions to TEP unitholders of $23.8 million.
Distributions
Distributions to our Class A shareholders. We distribute 100% of our available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our distribution for the three months ended September 30, 2015, in the amount of $0.144 per Class A share, or $6.9 million in the aggregate, was declared on October 5, 2015 and is payable on November 13, 2015 to Class A shareholders of record on October 30, 2015.
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
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$9,237	$7,654
Expansion capital expenditures	137,707	669,944
Total capital expenditures incurred	$146,944	$677,598

Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement. The increase in maintenance capital expenditures to $9.2 million for the nine months ended September 30, 2015 from $7.7 million for the nine months ended September 30, 2014 is primarily driven by increased maintenance capital expenditures in the Natural Gas Transportation & Logistics and Processing & Logistics segments. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $137.7 million for the nine months ended September 30, 2015 from $669.9 million for the nine months ended September 30, 2014 is primarily driven by the significant spending on the Pony Express System prior to commencement of commercial operations in October 2014. Expansion capital expenditures of $137.7 million for the nine months ended September 30, 2015 consisted primarily of spending on the Pony Express System lateral in Northeast Colorado.
In addition, we invested cash in unconsolidated affiliates of $2.0 million during the nine months ended September 30, 2014 to fund our share of capital expansion projects. There were no investments in unconsolidated affiliates during the nine months ended September 30, 2015.
We intend to make cash distributions to our Class A shareholders. Due to our cash distribution policy, we expect that we will distribute available cash to our Class A shareholders on a quarterly basis. We expect TEP to fund future capital expenditures with funds generated from its operations, borrowings under its revolving credit facility, the issuance of additional partnership units and/or the issuance of long-term debt. If these sources are not sufficient, TEP may reduce its discretionary spending.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The profitability of our processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. As of September 30, 2015 approximately 90% of our reserved processing capacity was subject to fee-based processing contracts, with the remaining 10% subject to percent of proceeds or keep whole processing contracts. We do not currently hedge the commodity exposure in our processing contracts and we do not expect to in the foreseeable future. Our Processing & Logistics segment comprised less than 1% and approximately 3% of our operating income for the three and nine months ended September 30, 2015, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. We do not currently hedge this commodity exposure.
We also have a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. Historically, we have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. We expect to continue these hedging activities for the foreseeable future. As of September 30, 2015, we had natural gas swaps outstanding with a notional volume of approximately 0.6 Bcf short, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation & Logistics segment through the end of 2015. The fair value of these swaps was an asset of approximately $218,000 at September 30, 2015.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical natural gas sales. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the net fair value of our derivative instruments for the quarter ended September 30, 2015 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2015.

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
As described in "Liquidity and Capital Resources Overview" above, TEGP currently has an additional $148 million in outstanding borrowings under the Tallgrass Equity credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
We do not currently hedge the interest rate risk on our borrowings under the credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the TEGP debt outstanding under the TEP and Tallgrass Equity credit facilities by $0.2 million based on our debt obligations as of September 30, 2015.
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
A substantial majority of our revenue is produced under long-term, firm, fee-based contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with the majority of our revenues derived from customers who have investment grade credit ratings or are part of corporate families with investment grade credit ratings as of September 30, 2015.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.— Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our Form 10-Q for the quarter ended March 31, 2015 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2015. There have been no material changes to the risk factors contained in our Form 10-Q for the quarter ended March 31, 2015.
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

Tallgrass Energy GP, LP
(registrant)
		By:	TEGP Management, LLC, its general partner

Date:	November 4, 2015	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer