Form 10-K
period 2015-12-31
Tallgrass Energy GP, LP
filed 2016-02-17
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37365

 Tallgrass Energy GP, LP
(Exact name of registrant as specified in its charter)

Delaware	46-3159268
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4200 W. 115th Street, Suite 350
Leawood, Kansas	66211
(Address of Principal Executive Offices)	(Zip Code)
(913) 928-6060
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Shares Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of $32.15 of the Registrant’s Class A shares, as reported by the New York Stock Exchange on such date) was approximately $1,512.6 million.
On February 17, 2016, the Registrant had 47,725,000 Class A shares and 109,504,440 Class B shares outstanding.

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
Commodity sensitive contracts or arrangements: contracts or other arrangements, including tariff provisions, that directly expose our cash flows to increases and decreases in the price of commodities such as crude oil, natural gas and NGLs. Examples are Keep Whole Processing Contracts and Percent of Proceeds Processing Contracts, as well as pipeline loss allowances on our pipelines.
Condensate: a NGL with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
Contract barrels: barrels of crude oil that our customers have contractually agreed to ship in exchange for firm service assurance of capacity and deliverability to delivery points.
Delivery point: any point at which product in a pipeline is delivered to or for the account of a customer.
Dry gas: a gas primarily composed of methane and ethane where heavy hydrocarbons and water either do not exist or have been removed through processing.
Dth: a dekatherm, which is a unit of energy equal to 10 therms or one million British thermal units.
End-user markets: the ultimate users and consumers of transported energy products.
EPA: the United States Environmental Protection Agency.
FERC: Federal Energy Regulatory Commission.
Firm fee contracts: firm fee contracts generally obligate our customers to pay a fixed recurring charge to reserve an agreed upon amount of capacity and/or deliverability on our assets, regardless if the contracted capacity is actually used by the customer. Such contracts are also commonly known as "take-or-pay" contracts.
Firm services: services pursuant to which customers receive firm assurances regarding the availability of capacity and/or deliverability of natural gas, crude oil or other hydrocarbons or water on our assets up to a contracted amount.
Fractionation: the process by which NGLs are further separated into individual, typically more valuable components including ethane, propane, butane, isobutane and natural gasoline.
GAAP: generally accepted accounting principles in the United States of America.
GHGs: greenhouse gases.
Header system: networks of medium-to-large-diameter high pressure pipelines that connect local gathering systems to large diameter high pressure long-haul transportation pipelines.
Interruptible services: services pursuant to which customers receive limited, or no, assurances regarding the availability of capacity and deliverability in our assets.
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
Long-term: with respect to any contract, a contract with an initial duration greater than one year.
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
Produced water: all water removed from a well as a byproduct of the production of hydrocarbons and water removed from a well in connection with operations being conducted on the well, including naturally occurring water in the recovery formation, flow back water recovered during completion and fracturing operations and water entering the recovery formation through water flooding techniques.
Receipt point: the point where a product is received by or into a gathering system, processing facility, or transportation pipeline.
Reservoir: a porous and permeable underground formation containing an individual and separate natural accumulation of producible hydrocarbons (such as crude oil and/or natural gas) which is confined by impermeable rock or water barriers and is characterized by a single natural pressure system.
Residue gas: the natural gas remaining after being processed or treated.
Shale gas: natural gas produced from organic (black) shale formations.
Tailgate: the point at which processed natural gas and NGLs leave a processing facility for transportation to end-user markets.
TBtu: one trillion British Thermal Units.
Tcf: one trillion cubic feet.

Throughput: the volume of products, such as crude oil, natural gas or water, transported or passing through a pipeline, plant, terminal or other facility during a particular period.
Uncommitted shippers (or walk-up shippers): customers that have not signed long-term shipper contracts and have rights under the FERC tariff as to rates and capacity allocation that are different than long-term committed shippers.
Volumetric fee contracts: volumetric fee contracts generally obligate a customer to pay fees based upon the extent to which such customer utilizes our assets for midstream energy services. Unlike firm fee contracts, under volumetric fee contracts our customers are not generally required to pay a charge to reserve an agreed upon amount of capacity and/or deliverability.
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

PART I

As used in this Annual Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEGP" and similar terms refer to Tallgrass Energy GP, LP, in its individual capacity or to Tallgrass Energy GP, LP and its consolidated subsidiaries collectively (including Tallgrass Equity, TEP and their respective subsidiaries), as the context requires. The term our "general partner" refers to TEGP Management, LLC. References to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP. References to "Kelso" are to Kelso & Company and its affiliated investment funds and, as the context may require, other entities under its control, and references to "EMG" are to The Energy & Minerals Group, its affiliated investment funds and, as the context may require, other entities under its control.
A reference to a "Note" herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8.—Financial Statements and Supplementary Data. In addition, please read "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" for information regarding certain risks inherent in our business.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report and the documents incorporated by reference herein contain forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "could," "will," "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our and Tallgrass Development’s infrastructure programs, revenue projections, capital expenditures and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
our ability to complete and integrate acquisitions from Tallgrass Development or from third parties, including our acquisition of water business assets in Weld County, Colorado that was completed in December 2015 and our purchase of an additional 31.3% interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express") that was completed in January 2016;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for our services, including crude oil transportation services, natural gas transportation, storage and processing services and water business services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the level of production of crude oil, natural gas and other hydrocarbons and the resultant market prices of crude oil, natural gas, NGLs, and other hydrocarbons;

•	the availability and price of natural gas and crude oil, and fuels derived from both, to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•
operating hazards and other risks incidental to transporting crude oil, transporting, storing and processing natural gas, and transporting, gathering and disposing of water produced in connection with hydrocarbon exploration and production activities;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large or multiple customer defaults;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Annual Report.
Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to the securities laws.
Item 1. Business
Overview
TEGP is a limited partnership formed in 2015 that has elected to be treated as a corporation for U.S. federal income tax purposes. We were formed as part of a reorganization involving entities that were previously controlled by Tallgrass Equity, LLC ("Tallgrass Equity"), in order to effect the initial public offering of our Class A shares (the "Offering"). The Offering was completed on May 12, 2015.
Our sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in Tallgrass Energy Partners, LP, a Delaware limited partnership ("TEP"), described below:

•
Tallgrass Equity owns 100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns all of the general partner interest in TEP and all of TEP's incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.23% general partner interest in TEP at February 17, 2016.

•	Tallgrass Equity owns 20,000,000 TEP common units, representing an approximately 29.41% limited partner interest in TEP at February 17, 2016.
TEP is a publicly traded, growth-oriented limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. TEP currently provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Pony Express, which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma that includes a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System"). TEP provides natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline"). TEP also provides services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility (collectively, the "Midstream Facilities"), and NGL transportation services in Northeast Colorado. TEP performs water business services in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). TEP's operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
TEP intends to continue to leverage its relationship with Tallgrass Development and utilize the significant experience of its management team to execute its growth strategy of acquiring midstream assets from Tallgrass Development and third parties, increasing utilization of its existing assets and expanding its systems through construction of additional assets. TEP's reportable business segments are:

•	Crude Oil Transportation & Logistics—the ownership and operation of a crude oil pipeline system;

•	Natural Gas Transportation & Logistics—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities; and

•
Processing & Logistics—the ownership and operation of natural gas processing, treating and fractionation facilities, the provision of water business services primarily to the oil and gas exploration and production industry and the transportation of NGLs.

Additional segment and financial information is contained in TEP's segment results included in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data of this Annual Report.
TEP's Assets
TEP's assets primarily consist of the Pony Express System, the TIGT System, the Trailblazer Pipeline, the Midstream Facilities, and Water Solutions, each of which is described in more detail below. The following map shows the Pony Express System, the TIGT System, the Trailblazer Pipeline, the Midstream Facilities, and TEP's Northeast Colorado and NGL infrastructure, which includes TEP's NGL transportation line and Water Solutions' freshwater delivery and storage and produced water gathering and disposal systems.

WEST FRENCHIE DRAW
Powder River
CASPER
Wind River
DOUGLAS
Wyoming
Nebraska
Huntsman Storage
Cheyenne Hub
Beatrice
Colorado
D-J Basin
Denver
Kansas City
Kansas
Hugoton-Anadarko
Oklahoma
PONY EXPRESS SYSTEM
TIGT SYSTEM PIPELINE
TIGT SYSTEM STORAGE FIELD
TRAILBLAZER PIPELINE
TALLGRASS MIDSTREAM FACILITIES
NE COLORADO WATER & NGL INFRASTRUCTURE

Crude Oil Transportation & Logistics Segment
Pony Express. The Pony Express System is an approximately 764-mile crude oil pipeline commencing in Guernsey, Wyoming, and terminating in Cushing, Oklahoma, with delivery points at the Ponca City Refinery and in Cushing, Oklahoma. It includes a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado. As of December 31, 2015, TEP owned a 66.7% membership interest in Pony Express, but effective January 1, 2016, TEP acquired an additional 31.3% membership interest, bringing its total membership interest in Pony Express to 98.0%. For the year ended December 31, 2015, Continental Resources and Shell Trading (US) Company ("Shell") accounted for approximately 28% and 19% of TEP's segment revenue in the Crude Oil Transportation & Logistics segment, respectively, and approximately 16% and 15% of TEP's revenues on a consolidated basis, respectively.

The table below sets forth certain information regarding TEP's Crude Oil Transportation & Logistics segment as of December 31, 2015 and for the three months ended December 31, 2015:

Approximate Design Capacity (bbls/d) (1)	Approximate Contractible Capacity Under Contract (2)	Weighted Average Remaining Firm Contract Life (3)	Approximate Average Daily Throughput (bbls/d) (4)
320,000	100%	4 years	288,362

(1)	Excludes additional capacity related to the Pony Express System's ability to inject drag reducing agent, which is an additive that increases pipeline flow efficiency.

(2)
TEP is required to make no less than 10% of design capacity available for non-contract, or "walk-up", shippers. Approximately 100% of the remaining design capacity (or available contractible capacity) is committed under contract.

(3)	Based on the average annual reservation capacity for each such contract's remaining life.

(4)
Approximate average daily throughput for the year ended December 31, 2015 was 236,256 bbls/d and is reflective of the volumetric ramp-up during the year due to the construction and expansion efforts of the Pony Express lateral in Northeast Colorado and third-party pipelines with which Pony Express shares joint tariffs.

Natural Gas Transportation & Logistics Segment
TIGT System. The TIGT System is a FERC-regulated natural gas transportation and storage system with approximately 4,655 miles of varying diameter transportation pipelines serving Wyoming, Colorado, Kansas, Missouri and Nebraska. The TIGT System includes the Huntsman natural gas storage facility located in Cheyenne County, Nebraska. The TIGT System primarily provides transportation and storage services to on-system customers such as local distribution companies and industrial users, including ethanol plants, and irrigation and grain drying operations, which depend on the TIGT System’s interconnections to their facilities to meet their demand for natural gas and a majority of whom pay FERC-approved recourse rates. For the year ended December 31, 2015, approximately 87% of the TIGT System's transportation revenue was generated from contracts with on-system customers.
Trailblazer Pipeline. The Trailblazer Pipeline is a FERC-regulated natural gas pipeline system with approximately 454 miles of transportation pipelines that begins along the border of Wyoming and Colorado and extends to Beatrice, Nebraska. Substantially all of Trailblazer Pipeline's currently available design capacity of approximately 902 MMcf/d is subscribed for under firm transportation contracts.
The following tables provide information regarding TEP's Natural Gas Transportation & Logistics segment assets as of December 31, 2015 and for the years ended December 31, 2015, 2014, and 2013:

	Approximate Average Daily Throughput (MMcf/d)
	Year Ended December 31,
	2015	2014	2013
Transportation	1,129	955	991

	Approximate Number of Miles	Approximate Capacity		Total Firm Contracted Capacity (1)	Approximate % of Capacity Subscribed under Firm Contracts	Weighted Average Remaining Firm Contract Life (2)
Transportation	5,109	1,982 MMcf/d		1,428 MMcf/d	72%	2 years
Storage	n/a	15.974 Bcf	(3)	11 Bcf	69%	6 years

(1)	Reflects total capacity reserved under long-term firm fee contracts, including backhaul service, as of December 31, 2015.

(2)	Weighted by contracted capacity as of December 31, 2015.

(3)	The FERC certificated working gas storage capacity.

Processing & Logistics Segment
Midstream Facilities. TEP owns and operates natural gas processing plants in Casper and Douglas, Wyoming and a natural gas treating facility at West Frenchie Draw, Wyoming. The Casper and Douglas plants currently have combined processing capacity of approximately 190 MMcf/d. The Casper plant also has a NGL fractionator with a capacity of approximately 3,500 barrels per day. The natural gas processed and treated at these facilities primarily comes from the Wind River Basin and the Powder River Basin, both in central Wyoming. In the fourth quarter of 2015, TEP completed construction and commenced commercial service on a new NGL pipeline with an approximate capacity of 19,500 barrels per day that transports NGLs from a processing plant in Northeast Colorado to an interconnect with Overland Pass Pipeline. As of December 31, 2015, approximately 92% of TEP's reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 8% was subject to commodity sensitive contracts. TEP's NGL pipeline in Northeast Colorado is supported by a 10-year lease for 100% of the pipeline capacity.
The table below sets forth certain information regarding the Midstream Facilities in TEP's Processing & Logistics segment as of December 31, 2015 and for the years ended December 31, 2015, 2014, and 2013:

Approximate Plant Capacity (MMcf/d) (1)	Approximate Capacity Under Contract	Weighted Average Remaining Contract Life (2)	Approximate Average Inlet Volumes (MMcf/d)
			Year Ended December 31,
			2015	2014	2013
190	89%	3 years	122	152	133

(1)	The West Frenchie Draw natural gas treating facility treats natural gas before it flows into the Casper and Douglas plants and therefore does not result in additional inlet capacity.

(2)	Based on the average annual reservation capacity for each such contract's remaining life.
Water Solutions. TEP provides water business services through its approximate 92% membership interest in Water Solutions. Water Solutions owns and operates a freshwater delivery and storage system and a produced water gathering and disposal system in Weld County, Colorado. This system is used to support third party exploration, development, and production of oil and natural gas. Water Solutions also sources treated wastewater from municipalities in Texas and recycles flowback water and other water produced in association with the production of oil and gas in Colorado.
The table below sets forth certain information regarding the Water Solutions assets in our Processing & Logistics segment as of December 31, 2015 and for the years ended December 31, 2015, 2014, and 2013:

	Approximate Capacity Under Contract	Approximate Current Design Capacity (bbls/d)		Remaining Contract Life	Approximate Average Volumes (bbls/d)
					Year Ended December 31,
					2015		2014	2013
Freshwater	56%	30,863	(1)	5 years	14,579		16,433	—
Gathering and Disposal	80%	35,000	(2)	9 years	7,951	(2)	—	—

(1)
Represents the average daily fresh water supply for the BNN Redtail, LLC fresh water pipeline acquired in 2014 and the BNN Western, LLC ("Western") fresh water delivery and storage system in Weld County, Colorado acquired in December 2015 as discussed under "Acquisitions" below.

(2)
Represents the daily disposal well injection capacity and the average daily disposal injection volumes, respectively, for the Western produced water gathering and disposal system in Weld County, Colorado acquired in December 2015 as discussed under "Acquisitions" below.

Organizational Structure
Our general partner interest is held by TEGP Management, LLC, whose sole member is Tallgrass Energy Holdings. Tallgrass Energy Holdings is also the general partner of Tallgrass Development. A group of persons, which we refer to as the Exchange Right Holders, collectively own 100% of the voting power of Tallgrass Energy Holdings, all of our outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of Class B shares) for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged. The Exchange Right Holders primarily consist of Kelso, EMG, and Tallgrass KC. Tallgrass KC refers to Tallgrass KC, LLC, which is an entity owned by certain members of our and TEP's management.

While we, like TEP, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of TEP. Most notably, (i) we have elected to be treated as a corporation for U.S. federal income tax purposes, (ii) neither our general partner nor the holder of our Class B shares are entitled to receive any distributions from us and (iii) our capital structure does not include incentive distribution rights. Therefore, our distributions will be made exclusively to our Class A shares. However, holders of our Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our partnership agreement. The term "shares" used in this annual report refers to both the Class A shares and Class B shares representing limited partner interests in us. References to our "shareholders" refer to the holders of our Class A and Class B shares.
Our operations are conducted directly and indirectly through, and our operating assets are owned by, our subsidiaries. Our general partner is responsible for conducting our business and managing our operations. However, Tallgrass Energy Holdings effectively controls our business and affairs through the exercise of its rights as the sole member of our general partner, including its right to appoint members to the board of directors of our general partner.

The chart below shows the structure of Tallgrass Energy Holdings and its subsidiaries as of February 17, 2016 in a summary format.

Exchange Right Holders
100% membership interest
Tallgrass Energy Holdings, LLC
("Tallgrass Energy Holdings")
general partner interest
50% common limited partner interest
100% membership interest
109,504,440 Class B shares:
• 69.65% limited partner interest
• Not entitled to distributions from TEGP
• Limited voting rights
• Exchange right: one Tallgrass Equity unit and one Class B share exchangeable for one Class A share
TALLGRASS DEVELOPMENT, LP
("Tallgrass Development")
TEGP MANAGEMENT, LLC
Development Assets
• REX (50%)
• Pony Express (2%)
• Terminals (100%)
100% general partner interest:
• Not entitled to distributions from TEGP
PUBLIC INVESTORS
47,725,000 Class A shares:
• 30.35% limited partner interest
• Entitled to 100% of distributions from TEGP
TALLGRASS ENERGY GP, LP
(NYSE: TEGP)
47,725,000 Tallgrass Equity Units
30.35% controlling and economic interest
TALLGRASS EQUITY, LLC
("Tallgrass Equity")
109,504,440 Tallgrass Equity Units
69.65% non-controlling and economic interest
12,873,480 Common Units
18.93% limited partner interest
100% membership interest
TALLGRASS MLP GP, LLC
PUBLIC INVESTORS
20,000,000 Common Units
29.41% limited partner interest
834,391 GP Units; 1.23% general partner interest; IDRs
34,288,752 Common Units
50.43% limited partner interest
TALLGRASS ENERGY PARTNERS, LP
(NYSE: TEP)
TALLGRASS MLP OPERATIONS, LLC
OPERATING SUBSIDIARIES

Tallgrass Development
Tallgrass Development is controlled by its general partner, Tallgrass Energy Holdings. In connection with TEP's initial public offering on May 17, 2013 (the "TEP IPO"), Tallgrass Development contributed to TEP 100% of the membership interest in Tallgrass Interstate Gas Transmission, LLC ("TIGT"), which owns and operates the TIGT System, and 100% of the membership interest in Tallgrass Midstream, LLC ("TMID"), which owns and operates the Midstream Facilities. Since then, TEP has acquired the following additional assets from Tallgrass Development: (1) in April 2014, a 100% membership interest in Trailblazer Pipeline Company LLC ("Trailblazer"), which owns and operates the Trailblazer Pipeline, and (2) in three separate transactions, the most recent of which was effective on January 1, 2016, a 98.0% membership interest in Pony Express, which owns and operates the Pony Express System. Tallgrass Development continues to own and manage a portfolio of midstream assets, including the following:

•
a 50% interest in, and operation of, the Rockies Express Pipeline, or REX Pipeline, an approximately 1,713 mile natural gas pipeline with a bi-directional design capacity of up to 1.8 Bcf/d, that extends from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio; and

•
Tallgrass Terminals, LLC, or Terminals, which holds a 20% membership interest in Deeprock Development, LLC (the owner of a crude oil terminal in Cushing, Oklahoma with approximately 2.3 million bbls of storage capacity), and a crude oil terminal in Sterling, Colorado with approximately 1.3 million bbls of storage capacity.

Pursuant to an Omnibus Agreement entered into upon the closing of the TEP IPO, among TEP, TEP GP, Tallgrass Development and Tallgrass Energy Holdings (the "TEP Omnibus Agreement"), Tallgrass Development granted TEP a right of first offer to acquire certain assets held by Tallgrass Development at the time of the TEP IPO, which we refer to as the Retained Assets, if Tallgrass Development decides to sell such assets. The Retained Assets include Tallgrass Development's interest in Rockies Express Pipeline LLC and Tallgrass Development's remaining noncontrolling interest in Pony Express. Terminals is not a Retained Asset. Tallgrass Development is otherwise under no obligation to offer to sell TEP additional assets or to pursue acquisitions jointly with TEP, and TEP is under no obligation to buy any assets from Tallgrass Development or pursue any such joint acquisitions. However, given the significant economic interest in TEP held by Tallgrass Development and its affiliates, including Tallgrass Energy Holdings, we believe Tallgrass Development will be incentivized to offer TEP the opportunity to acquire the Retained Assets and Terminals as each continues maturing into an operating profile conducive to TEP's principal business objective of increasing the quarterly cash distributions that TEP pays to its unitholders over time while ensuring the ongoing stability of TEP's business.
Further, in connection with the closing of the Offering, we, our general partner, Tallgrass Equity and Tallgrass Energy Holdings entered into an omnibus agreement (the "TEGP Omnibus Agreement"), that addresses the following matters:

•
Tallgrass Equity’s obligation to reimburse Tallgrass Management, LLC and its affiliates for expenses incurred (i) on our behalf, (ii) on behalf of our general partner and (iii) for any other purposes related to our business and activities or those of our general partner, including our public company expenses and general and administrative expenses; and

•	Our use of the names "TEP" and "Tallgrass" and any associated or related marks.
Acquisitions
The acquisition of midstream assets and businesses that are strategic and complementary to TEP's existing operations constitutes an integral component of its business strategy and growth objectives. Such assets and businesses include crude oil and NGL logistics assets, natural gas transportation and storage assets and other energy assets that have characteristics and provide opportunities similar to TEP's existing business lines and enable TEP to leverage its assets, knowledge and skill sets. Below are summaries of significant acquisitions TEP completed in 2015. See Note 4 – Acquisitions to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data for a full discussion regarding our acquisition activities.

•
Pony Express System. Effective March 1, 2015, TEP acquired an additional 33.3% membership interest in Pony Express for cash consideration of approximately $700 million, bringing its total ownership in Pony Express to 66.7% on such date. Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in exchange for cash consideration of $475 million and the issuance of 6,518,000 of TEP common units, bringing its total ownership interest in Pony Express to 98.0%.

•
Weld County, Colorado Water Assets. On December 16, 2015, TEP acquired the following assets located in Weld County, Colorado from Whiting Oil and Gas Corporation ("Whiting") in exchange for total cash consideration of $75 million: a fresh water delivery system and a produced water gathering and disposal system, seven fresh water ponds with approximately 2.4 million barrels of storage and three produced water disposal wells, along with long-term firm fee contracts and acreage dedications from Whiting.

Competition
All of TEP's businesses face strong competition for acquisitions and development of new projects from both established and start-up companies. Competition may increase the cost to acquire existing facilities or businesses and may result in fewer commitments and lower returns for new pipelines or other development projects. TEP's competitors may have greater financial resources than TEP possesses or may be willing to accept lower returns or greater risks. Competition differs by region and by the nature of the business or the project involved.
Pony Express encounters competition in the crude oil transportation business. A number of pipeline companies compete with Pony Express to service takeaway volumes in markets that Pony Express currently serves, including pipelines owned and operated by Spectra Energy, Plains All American, Suncor, SemGroup, Magellan Midstream Partners, Anadarko, Noble, NGL Energy Partners, Energy Transfer Partners, and Enbridge Energy Partners. Pony Express also competes with rail facilities, which can provide more delivery optionality to crude oil producers and marketers looking to capitalize on basis differentials between two primary crude oil price benchmarks (West Texas Intermediate Crude and Brent Crude), and with refineries that source barrels in areas served by Pony Express.
TEP's principal competitors in its natural gas transportation and storage business include companies that own major natural gas pipelines, such as Wyoming Interstate Company, LLC, Colorado Interstate Gas Company, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Northern Natural Gas Company, and Southern Star Central Gas Pipeline, Inc., some of whom also have existing storage facilities connected to their transportation systems that compete with TEP's storage facilities. In addition to this competition, which is primarily comprised of other pipeline companies that transport gas out of the Rocky Mountain region, Trailblazer also delivers gas into a very competitive marketplace that receives gas from the developing shale plays like the Bakken, Marcellus and Utica. As these supplies increase, it reduces the need for traditional Rockies gas production that is accessible from Trailblazer.
TEP also experiences competition in the natural gas processing business. TEP's principal competitors for processing business include other facilities that service its supply areas, such as the other regional processing and treating facilities in the greater Powder River Basin which include plants owned and operated by Kinder Morgan, Inc., which we refer to as Kinder Morgan, ONEOK Partners, LP, Western Gas Partners, LP, Williams Partners L.P. and Meritage Midstream Services II, LLC. In addition, due to the competitive nature of the liquids-rich plays in the Wind River Basin and Powder River Basin, it is possible that one of TEP's competitors could build additional processing facilities that service TEP's supply areas.
Further, TEP experiences competition in the water business services. TEP's principal competitors in such business are transactional water service companies and larger produced water disposal well owners. An example of a competitor that is a transactional water service company would be Select Energy Services, as they provide temporary fresh water supply and water recycling that competes with Water Solutions. An example of a competitor that is a larger disposal well owner would be NGL Energy Partners, as they compete with Water Solutions through produced water gathering and disposal in areas of concentrated production activity.
Additionally, pending and future construction projects, if and when brought online, may also compete with TEP's crude oil transportation, natural gas transportation and storage, water transportation, gathering and disposal, and processing services. Further, as a provider of midstream services to the natural gas and crude oil industries, TEP generally competes with other forms of energy available to consumers, including electricity, coal, propane and fuel oils. Several factors influence the demand for natural gas and crude oil, including price changes, the availability of natural gas and crude oil and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, weather, and the ability to convert to alternative fuels.
Regulatory Environment
Federal Energy Regulatory Commission
TEP provides open-access interstate transportation service on its natural gas transportation systems pursuant to tariffs approved by the FERC. As interstate transportation and storage systems, the rates, terms of service and continued operations of the TIGT System and the Trailblazer Pipeline are subject to regulation by the FERC, under among other statutes, the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or the NGPA, and the Energy Policy Act of 2005, or EPAct 2005. The rates and terms of service on the Pony Express System are subject to regulation by the FERC under the Interstate Commerce Act, or the ICA, and the Energy Policy Act of 1992. TEP provides interstate transportation service on the Pony Express System pursuant to tariffs on file with the FERC. TEP's NGL pipeline is leased to a third party who has obtained a temporary waiver for itself from the FERC from the tariff, filing and reporting requirements of the ICA.

The FERC has jurisdiction over, among other things, the construction, ownership and commercial operation of pipelines and related facilities used in the transportation and storage of natural gas in interstate commerce, including the modification, extension, enlargement and abandonment of such facilities. The FERC also has jurisdiction over the rates, charges and terms and conditions of service for the transportation and storage of natural gas in interstate commerce. The FERC’s authority over crude oil pipelines is less broad than its authority over interstate natural gas pipelines and includes rates, rules and regulations for service, the form of tariffs governing service, the maintenance of accounts and records, and depreciation and amortization policies.
The rates and terms for access to natural gas pipeline transportation services are subject to extensive regulation and the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of these initiatives, interstate natural gas transportation and marketing entities have been substantially restructured to remove barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from competing effectively with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The FERC’s regulations require, among other things, that interstate natural gas pipelines provide firm and interruptible transportation service on an open access basis, provide internet access to current information about available pipeline capacity and other relevant information, and permit pipeline shippers under certain circumstances to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. The result of the FERC’s initiatives has been to eliminate interstate natural gas pipelines’ historical role of providing bundled sales service of natural gas and to require pipelines to offer unbundled storage and transportation services on a not unduly discriminatory or preferential basis. The rates for such transportation and storage services are subject to the FERC’s ratemaking authority, and the FERC exercises its authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates; however it also allows for the negotiated rates as an alternative to cost-based rates and may grant market-based rates in certain circumstances, typically with respect to storage services. The FERC regulations also restrict interstate natural gas pipelines from sharing transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates.
TIGT 2015 Cost and Revenue Study
On October 3, 2015, TIGT submitted a cost and revenue study in compliance with Article IV of the Stipulation and Agreement of Settlement filed on May 5, 2011 in FERC Docket No. RP11-1494 ("2011 Settlement") and approved by the FERC on September 22, 2011. The cost and revenue study demonstrates that TIGT is under-recovering its cost of service. Consistent with the 2011 Settlement, the study was based on the unadjusted actual costs, revenues and volumes for a 12-month base period ended June 30, 2015, in compliance with Section 154.303(a)(1) of the FERC’s regulations. The cost and revenue study did not propose any change to TIGT’s currently effective rates. The cost and revenue study was accepted by FERC on February 1, 2016 in compliance with the 2011 Settlement.
TIGT 2015 General Rate Case Filing
On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to Section 4 of the NGA. The rate case proposed a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT. In addition, TIGT proposed certain changes to the transportation rate design of its system to replace the current rate zone structure with a single "postage stamp" rate. TIGT also proposed new incremental charges, including (i) a charge for deliveries made to points without certain electronic flow measurement equipment, and (ii) a Cost Recovery Mechanism ("CRM") charge to completely or partially reimburse TIGT for certain expenses and costs it incurs to comply with anticipated new PHMSA and EPA regulations. TIGT also proposed to replace its fixed fuel and lost and unaccounted for ("FL&U") charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period’s under/over collection and the forecasted FL&U expense for the upcoming period. TIGT also proposed to implement a power cost tracker to recover the actual power costs incurred by TIGT to power its compressors. Finally, TIGT proposed certain revisions to its FERC Gas Tariff addressing a number of other rate and non-rate matters. Under the NGA and the FERC’s regulations, TIGT’s shippers and other interested parties, including the FERC’s Trial Staff, have a right to challenge any aspect of TIGT’s rate case filing. Accordingly, numerous TIGT customers have protested aspects of TIGT’s NGA Section 4 rate filing.
On November 30, 2015, the FERC issued an order accepting and suspending the proposed rates and a majority of the proposed tariff records to be effective upon motion May 1, 2016, subject to refund, certain modifications to TIGT’s proposed CRM charge, and the outcome of an evidentiary hearing before a FERC Administrative Law Judge (the "Suspension Order"). In the Suspension Order, the FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. On December 21, 2015, TIGT made a compliance filing with the FERC to modify TIGT’s proposed CRM charge and update the tariff records related to force majeure events and reservation charge crediting as directed by the FERC in the Suspension Order. No comments or protests were filed in response to the compliance filing and FERC accepted the compliance filing on February 1, 2016. One request for rehearing of the Suspension Order is currently pending before the FERC with respect to the Suspension Order’s acceptance, subject to a five-month suspension period, refund, the outcome of the hearing and the modifications made in TIGT's December 21, 2015 compliance filing, of TIGT’s proposed CRM charge. The FERC Administrative Law Judge assigned to the proceeding has issued an order establishing the procedural schedule and TIGT, the FERC’s Trial Staff, and other participants that successfully intervened are actively participating in the litigated proceeding to address those rate and tariff matters set for hearing by the FERC in its Suspension Order. On January 27, 2016, the FERC issued a tolling order to afford the FERC additional time for consideration of matters raised on rehearing regarding the Suspension Order. Additional FERC action is pending.
2014 Trailblazer Rate Settlement
On January 22, 2014, Trailblazer, the FERC’s Trial Staff, and the active parties in the pipeline’s general rate case finalized a settlement in principle resolving the pending rate issues, including: (i) establishing transportation rates, as well as FL&U charges; (ii) providing a limited profit sharing arrangement for certain revenues earned from interruptible and short-term firm transport; and (iii) setting the minimum and maximum time that can elapse before Trailblazer’s next rate case at the FERC. Trailblazer filed a motion with the FERC’s Chief Administrative Law Judge to accept the settlement rates on an interim basis ("Interim Rates") while the participants finalized a definitive settlement. The Chief Administrative Law Judge accepted the Interim Rates effective February 1, 2014. On February 24, 2014, Trailblazer filed an uncontested offer of settlement ("Stipulation and Agreement") among active party shippers. The Stipulation and Agreement established the Interim Rates as final settlement rates effective February 1, 2014, subject to the issuance of refunds to certain shippers for January 2014 transportation services and revised fuel and lost and unaccounted for rates, effective July 1, 2014. On March 11, 2014, the Presiding Administrative Law Judge certified the Stipulation and Agreement. On May 29, 2014, the FERC approved the Stipulation and Agreement. On June 30, 2014, Trailblazer filed tariff sheets to implement the Stipulation and Agreement effective July 1, 2014. Estimated refunds were reserved from revenues recorded in January 2014. On July 1, 2014, Trailblazer submitted refunds to its customers for amounts collected in excess of amounts that would have been collected under the Settlement Rates, with interest, and on July 18, 2014, filed a report of refunds with the FERC. The FERC issued orders accepting the tariff sheets with the requested effective date of July 1, 2014 and accepting the refund report filing on July 25, 2014 and August 7, 2014, respectively. Per the terms of the Stipulation and Agreement, Trailblazer is required to file a new rate case by January 1, 2019, and no settling party was permitted to file a change to the settlement rates before January 1, 2016.
Trailblazer Annual Fuel Tracker Filing
On April 1, 2015, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2015 in Docket No. RP15-841-000. This filing incorporates the revised fuel tracker and power cost tracker mechanisms agreed to in the Stipulation and Agreement, which resolves all outstanding issues related to Trailblazer fuel recoveries. The FERC approved this filing on April 23, 2015.
Trailblazer Notice to Vacate Authorization for the Niobrara Lateral Project
On December 18, 2015, Trailblazer filed a notice in Docket No. CP15-27-000 informing FERC that, based upon current market conditions, it will not be constructing certain gas supply facilities located in Weld County, Colorado and Kimball County, Nebraska interconnecting Trailblazer to the Rockies Express pipeline system, referred to as the Niobrara Lateral.
Initiation of Service on the Pony Express System
In 2013, TIGT received FERC authorization to remove from natural gas service approximately 433 miles of mainline natural gas pipeline facilities, along with associated rights of way and other related equipment (collectively, the "Pony Express Assets"), abandon those assets by sale to Pony Express for redeployment to provide transportation of oil as part of the Pony Express System, and construct certain replacement facilities. The construction of the Pony Express System consisted of three primary phases: (1) conversion of 433 miles of the Pony Express Assets from a natural gas pipeline into a crude oil pipeline; (2) construction of an approximately 265 mile extension from the converted pipeline to Cushing, Oklahoma; and (3) construction of an approximate 66 mile lateral in Northeast Colorado. The facilities constructed in phases (1) and (2) of the Pony Express System were placed in service in the fall of 2014. The lateral in Northeast Colorado constructed under phase (3) was placed in service during the second quarter of 2015. Following completion of the lateral in Northeast Colorado, the total system design capacity of the Pony Express System was approximately 320,000 bbls/d. Approximately 90% of the pipeline capacity is committed to contract shippers under 5 year firm contracts and at least 10% is reserved for non-contract shippers.
In anticipation of completing the construction of various facilities and commencing various transportation services three petitions for declaratory orders were submitted over time to the FERC by Pony Express, and certain joint tariff upstream pipelines interconnected with Pony Express to address considerations related to the Pony Express System, local services and rate structures, joint tariff services and rate structures, cost recovery, prorationing policies, committed shipper contract provisions, and other matters. In response to these petitions, the FERC issued declaratory orders (two in 2012 and one in 2014) granting each of the three petitions.

Thereafter, Pony Express made certain public tariff filings with the FERC to establish initial tariff rates and initial tariff rules and regulations for oil transportation services as each service was commenced upon completion of facilities. Initial local tariff non-contract rates from the Guernsey origin, along with initial Rules and Regulations for all services, were filed to be effective October 1, 2014. Initial local tariff contract rates from the Guernsey origin were filed to be effective November 1, 2014. Initial joint tariff contract rates for oil received from Belle Fourche Pipeline were filed to be effective November 1, 2014. Initial joint tariff non-contract and contract rates for oil received from Hiland Pipeline were filed to be effective January 1, 2015, but contract service under the Hiland joint tariff did not commence until April 1, 2015. Initial local tariff non-contract rates from origins on the Northeast Colorado lateral were filed to be effective April 2, 2015. Initial local tariff contract rates from origins on the Northeast Colorado lateral were filed to be effective June 1, 2015. Following these initial tariff filings, additional filings were made in 2015 for each contract and non-contract rate service provided by Pony Express to implement a 4.6% rate increase related to the annual FERC index adjustment. The increases became effective during the third and fourth quarters of 2015 in accordance with the provisions of various shipper contracts with respect to contract rates, and in accordance with FERC regulations with respect to non-contract rates.
Compliance with 2014 FERC Show Cause Order Issued to All Interstate Pipelines Regarding Notice of Offers to Purchase Released Capacity
On March 20, 2014, the FERC issued an Order to Show Cause to all interstate natural gas pipelines requiring the pipelines to revise their respective FERC Gas Tariffs to provide for the posting of offers to purchase released capacity as required by 18 C.F.R. §284.8(d). Both TIGT and Trailblazer submitted compliance filings proposing revisions to their respective tariffs, and the FERC accepted their compliance filings effective October 21, 2014.
FERC; Market Behavior Rules; Posting and Reporting Requirement; Other Enforcement Authorities
EPAct 2005, among other matters, amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by the FERC and, furthermore, provides the FERC with additional civil penalty authority. The FERC adopted rules implementing the anti-manipulation provision of EPAct 2005 that make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas transportation services subject to the jurisdiction of the FERC to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person.
These anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services as well as otherwise non-jurisdictional entities to the extent the activities are conducted ‘‘in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. These anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a ‘‘nexus’’ to jurisdictional transactions. EPAct 2005 also amended the NGA and the NGPA to give the FERC authority to impose civil penalties for violations of these statutes, up to $1 million per day per violation. In connection with this enhanced civil penalty authority, the FERC issued policy statements on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should TEP fail to comply with all applicable FERC-administered statutes, rule, regulations and orders, TEP could be subject to substantial penalties and fines, including the disgorgement of unjust profits.
EPAct 2005 also amended the NGA to authorize the FERC to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. The FERC has taken steps to enhance its market oversight and monitoring of the natural gas industry by adopting rules that (1) require buyers and sellers of annual quantities of 2,200,000 MMBtu or more of gas in any year to report by May on the aggregate volumes of natural gas they purchased or sold at wholesale in the prior calendar year; (2) report whether they provide prices to any index publishers and, if so, whether their reporting complies with the FERC’s policy statement on price reporting; and (3) increase the Internet posting obligations of interstate pipelines.
In addition, the Commodity Futures Trading Commission, or CFTC, is directed under the Commodities Exchange Act, or CEA, to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, in July 2010 and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

Further, the Federal Trade Commission, or FTC, has the authority under the Federal Trade Commission Act, or FTCA, and the Energy Independence and Security Act of 2007, or EISA, to regulate wholesale petroleum markets. The FTC has adopted anti-market manipulation rules, including prohibiting fraud and deceit in connection with the purchase or sale of certain petroleum products, and prohibiting omissions of material information which distort or are likely to distort market conditions for such products. In addition to other enforcement powers it has under the FTCA, the FTC can sue violators under EISA and request that a court impose fines of up to $1 million per violation per day. FERC also has the authority under the ICA to regulate the interstate transportation of petroleum on common carrier pipelines, including whether a pipeline’s rates or rules and regulations for service are "just and reasonable." Among other enforcement powers, FERC can order prospective rate changes, suspend the effectiveness of rates, and order reparations for damages.
Pipeline and Hazardous Materials Safety Administration
TEP is also subject to safety regulations imposed by PHMSA, including those regulations requiring TEP to develop and maintain integrity management programs to comprehensively evaluate certain areas along TEP's pipelines and take additional measures to protect pipeline segments located in areas, which are referred to as high consequence areas, or HCAs, where a leak or rupture could potentially do the most harm.
The President signed into law in January 2012 The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or The Pipeline Safety Act of 2011, which amended the Pipeline Safety Improvement Act of 2002, increased penalties for violations of safety laws and rules, among other matters, and may result in the imposition of more stringent regulations in the next few years. This legislation also requires the U.S. Department of Transportation to study and report to Congress on other areas of pipeline safety, including expanding the reach of the integrity management regulations beyond high consequences areas, but restricts the U.S. Department of Transportation from promulgating expanded integrity management rules during the review period and for a period following submission of its report to Congress unless the rulemaking is needed to address a present condition that poses a risk to public safety, property or the environment. PHMSA issued a final rule effective October 25, 2013 that implemented aspects of the new legislation. Among other things, the final rule increases the maximum civil penalties for violations of pipeline safety statutes or regulations, broadens PHMSA’s authority to submit information requests, and provides additional detail regarding PHMSA’s corrective action authority.
Additionally, PHMSA is also currently considering changes to its regulations. In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Further, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of anticipated changes in annual reporting requirements and that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing (including hydrotesting) or modifying or replacing facilities to meet the demands of such pressures, could significantly increase TEP's costs. TIGT continues to investigate and, when necessary, report to PHMSA the miles of pipeline for which it has incomplete records for maximum allowable operating pressure, or MAOP. TEP is currently undertaking an extensive internal record review in view of the anticipated PHMSA annual reporting requirements. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on TEP's pipelines. At the state level, several states have passed legislation or promulgated rulemaking dealing with pipeline safety. There can be no assurance as to the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts TEP currently anticipates. Regulations, changes to regulations or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of TEP's pipeline segments, the addition of monitoring equipment and more frequent inspection or testing of TEP's pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures.

Pipeline Integrity Issues
The ultimate costs of compliance with the integrity management rules are difficult to predict. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipe determined to be located in HCAs or expansion of integrity management requirements to areas outside of HCAs can have a significant impact on the costs to perform integrity testing and repairs. Trailblazer recently conducted smart tool surveys and preliminary analysis on segments of its natural gas pipeline to evaluate the growth rate of corrosion downstream of compressor stations. Trailblazer currently believes that approximately 25 - 35 miles of pipe will likely need to be repaired or replaced in order for the pipeline to operate at its MAOP of 1,000 pounds per square inch. Such repair or replacement will likely occur over a period of years, depending upon final assessment of corrosion growth rates and the remediation and repair plan implemented by Trailblazer. Trailblazer is currently operating at less than its current MAOP, public notice of which was first provided in June 2014. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on TEP.
During 2015, Trailblazer completed 32 excavation digs at an aggregate cost of approximately $1.3 million based on preliminary analysis of the smart tool surveys performed in 2014. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is continuing to develop a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. In 2016, Trailblazer intends to replace approximately 8 miles of pipe at an estimated cost of $21.5 million. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
In connection with TEP's acquisition of the Trailblazer Pipeline, Tallgrass Development agreed to contractually indemnify TEP for any out of pocket costs incurred between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline’s disbonded Hi-Melt CTE coating. The contractual indemnity provided by Tallgrass Development is currently capped at $20 million and is subject to an annual $1.5 million deductible. TEP will continue pipeline integrity testing programs to assess and maintain the integrity of its existing and future pipelines as required by the U.S. Department of Transportation regulations. The results of these tests could cause TEP to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines, which expenditures could be material.
In addition, TEP may be subject to enforcement actions and penalties for failure to comply with pipeline regulations. For example, on March 12, 2015, an event occurred at the Yoder Pump Station in Goshen County, Wyoming, related to repair and replacement activities resulting in a spill of approximately 300 bbls of crude oil. In this instance, the remediation activities have been completed without material cost to the Pony Express System and the matters have been closed by the applicable agencies. In late 2015, anomalies were detected on the portion of the Pony Express System’s pipeline that was converted from gas service.  These anomalies were reported to PHMSA on December 2, 2015. Pony Express is continuing to evaluate and remediate these issues on the converted pipeline section of the Pony Express System. Tallgrass Development has agreed to contractually indemnify TEP for out of pocket costs incurred to repair, replace or remediate anomalies in any part of the Pony Express System’s pipeline that was converted from gas service to the extent such anomalies are identified by in-line inspection tools during the period from January 1, 2015 until January 1, 2019. The contractual indemnity provided by Tallgrass Development is capped at $11 million and is subject to an annual $1 million deductible.
From time to time, TEP's pipelines may experience integrity issues. These integrity issues may cause explosions, fire, damage to the environment, damage to property and/or personal injury or death. In connection with these incidents, TEP may be sued for damages caused by an alleged failure to properly mark the locations of its pipelines and/or to properly maintain its pipelines. For example, on June 13, 2013, a failure occurred on a segment of the TIGT System in Goshen County, Wyoming, resulting in the release of natural gas and the issuance of a Corrective Action Order, or CAO, by PHMSA. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. Pursuant to a letter dated August 14, 2015, PHMSA informed TIGT that it had complied with the terms of the CAO and declared the case closed. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties and TEP may also be subject to private civil liability for such matters.
For additional information, see Note 18 – Legal and Environmental Matters to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data in this Form 10-K.

Environmental, Health and Safety Matters
General
The ownership, operation and expansion of TEP's assets are subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health. These laws and regulations can restrict or impact TEP's business activities in many ways, such as restricting the way TEP can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operations, regulating future construction activities to mitigate harm to threatened or endangered species, wetlands and migratory birds, and requiring the installation and operation of pollution control or seismic monitoring equipment. The cost of complying with these laws and regulations can be significant, and TEP expects to incur significant compliance costs in the future as new, more stringent requirements are adopted and implemented.
Failure to comply with existing environmental laws, regulations, permits, approvals or authorizations or to meet the requirements of new environmental laws, regulations or permits, approvals and authorizations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and/or temporary or permanent interruptions in TEP's operations that could influence its business, financial position, results of operations and prospects. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. The costs and liabilities resulting from a failure to comply with environmental laws and regulations could negatively affect TEP's business, financial position, results of operations and prospects. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
In addition, TEP has agreed to a number of conditions in its environmental permits, approvals and authorizations that require the implementation of environmental habitat restoration, enhancement and other mitigation measures that involve, among other things, ongoing maintenance and monitoring. Governmental authorities may require, and community groups and private persons may seek to require, additional mitigation measures in the future to further protect ecologically sensitive areas where TEP currently operates, and would operate in the future, and TEP is unable to predict the effect that any such measures would have on its business, financial position, results of operations or prospects.
TEP is also subject to the requirements of the Occupational Health and Safety Act, or OSHA, the Pipeline Safety Act and other comparable federal and state statutes. In general, TEP expects that it may have to increase expenditures in the future to comply with higher industry and regulatory safety standards. Such increases in expenditures could become significant over time.
Historically, TEP's total expenditures for environmental control measures and for remediation have not been significant in relation to TEP's consolidated financial position or results of operations. It is reasonably likely, however, that the trend in environmental legislation and regulations will continue towards more restrictive standards. Compliance with these standards is expected to increase the cost of conducting business.
For additional information regarding Environmental, Health and Safety Matters, please read Item 1A.—Risk Factors.
Air Emissions
TEP's operations are subject to the federal Clean Air Act, or CAA, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that TEP obtains pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions (including GHG emissions, as discussed below), obtain and strictly comply with air permits containing various emissions and operational limitations and/or install emission control equipment. TEP may be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.
In September 2015, the EPA issued a proposed rule under the New Source Performance Standard Program, or NSPS Program, to limit methane emissions from the oil and gas and transmission sectors. The proposed rule would update and expand the NSPS Program by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. Also, in January 2016, the Bureau of Land Management of the U.S. Department of the Interior, or BLM, proposed new rules to reduce venting, flaring and leaks during oil and natural gas production activities onshore Federal and Indian lands.

Developments in GHG Regulations
Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas and products produced from crude oil, are examples of GHGs. The EPA has determined that the emission of GHGs present an endangerment to public health and the environment because emissions of such gases contribute to the warming of the Earth’s atmosphere and other climatic changes. Various laws and regulations exist or are under development that seek to regulate the emission of such GHGs, including the EPA programs to control GHG emissions and state actions to develop statewide or regional programs. In recent years, the U.S. Congress has considered, but not adopted, legislation to reduce emissions of GHGs. There have also been efforts to regulate GHGs at an international level, most recently in the Paris Agreement, negotiated in December 2015, which aims to limit global GHG emissions.
Because TEP's operations, including its compressor stations, emit various types of GHGs, primarily methane and carbon dioxide, such new legislation or regulation could increase its costs related to operating and maintaining its facilities. Depending on the particular new law, regulation or program adopted, TEP could be required to incur capital expenditures for installing new emission controls on its facilities, acquire permits or other authorizations for emissions of GHGs from its facilities, acquire and surrender allowances for its GHG emissions, pay taxes related to its GHG emissions and administer and manage a GHG emissions program. TEP is not able at this time to estimate such increased costs; however, as is the case with similarly situated entities in the industry, they could be significant to TEP. While TEP may be able to include some or all of such increased costs in the rates charged by its pipelines, such recovery of costs in all cases is uncertain and may depend on events beyond its control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations. Similarly, while TEP may be able to recover some or all of such increased costs in the rates charged by its processing facilities, such recovery of costs is uncertain and may depend on the terms of its contracts with its customers. In addition, new laws, regulations, or programs adopted could also impact TEP's customers’ operations or the overall demand for fossil fuels. Any of the foregoing could have an adverse effect on TEP's business, financial position, results of operations and prospects.
Regulation of Hydraulic Fracturing
A sizeable portion of the hydrocarbons TEP transports, processes, and stores comes from hydraulically fractured wells. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process typically involves the injection of water, sand and a small percentage of chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state’s oil and gas commission. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In addition, some states, including those in which TEP operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Other states, including states in which TEP operates, have restrictions on produced water storage from hydraulic fracturing operations and the operation of produced water disposal wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for TEP's customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of crude oil, natural gas, and NGLs that TEP's customers produce, and could thereby adversely affect TEP's revenues and results of operations.
Hazardous Substances and Waste
TEP's operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, nonhazardous and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of nonhazardous and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release or threatened release of a hazardous substance into the environment. TEP may handle hazardous substances within the meaning of CERCLA, or analogous state laws, in the course of its ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released or threatened to be released into the environment.

TEP also generates wastes that are subject to Resource Conservation and Recovery Act, or RCRA, and comparable state laws. RCRA regulates both nonhazardous and hazardous solid wastes, but it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. It is possible that wastes resulting from TEP's operations that are currently treated as non-hazardous wastes could be designated as "hazardous wastes" in the future, subjecting TEP to more rigorous and costly management and disposal requirements. It is also possible that federal or state regulatory agencies will adopt stricter management or disposal standards for non-hazardous wastes, including natural gas wastes. Any such changes in the laws and regulations could have a material adverse effect on TEP's business, financial position, results of operations and prospects or otherwise impose limits or restrictions on its operations or those of its customers.
In some cases, TEP owns or leases properties where hydrocarbons are being or have been handled for many years. Hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by TEP or on or under the locations where these hydrocarbons and wastes have been transported for treatment or disposal. TEP could also have liability for releases or disposal on properties owned or leased by others. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, TEP could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners and operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
TEP's produced water disposal operations require it to comply with the Class II well standards under the federal Safe Drinking Water Act, or SDWA. The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting and closure requirements. TEP's disposal wells are also subject to comparable state laws and regulations. Compliance with current and future laws and regulations regarding TEP's produced water disposal wells may impose substantial costs and restrictions on its produced water disposal operations, as well as adversely affect demand for its produced water disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of produced water injection wells used for oil and gas waste disposal and minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In some instances, operators of produced water injection wells in the vicinity of minor seismic events have been ordered to reduce produced water injection volumes or suspend operations. Regulatory agencies are continuing to study possible linkage between produced water injection activity and induced seismicity. These developments could result in additional regulation of produced water injection wells, such regulations could impose additional costs and restrictions on TEP's produced water disposal operations.
Federal and State Waters
The Federal Water Pollution Control Act, also known as the Clean Water Act, or the CWA, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including petroleum products, into state waters or waters of the United States. The EPA and the U.S. Army Corps of Engineers recently adopted a rule to clarify the meaning of the term "waters of the United States" with respect to federal jurisdiction. Many interested parties believe that the proposed rule expands federal jurisdiction under the CWA. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, permits and/or state permits authorizing these discharges. The CWA and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the CWA and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. We believe that TEP is in substantial compliance with the CWA permitting requirements as well as the conditions imposed thereunder and that continued compliance with such existing permit conditions will not have a material effect on its results of operations.
The primary federal law related to oil spill liability is the Oil Pollution Act, or OPA, which amends and augments oil spill provisions of the CWA and imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. Spill prevention, control and countermeasure requirements of federal laws and analogous state laws require TEP to maintain spill prevention control and countermeasure plans. These laws also require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. Regulations promulgated pursuant to OPA further require certain facilities to maintain oil spill prevention and oil spill contingency plans. A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, TEP may be liable for costs and damages.

Endangered Species
The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. While some of TEP's operations may be located in areas that are designated as habitats for endangered or threatened species, We believe that TEP is in substantial compliance with the ESA. However, the designation of previously unlisted endangered or threatened species could cause TEP to incur additional costs or become subject to operating restrictions or bans or limit future development in the affected areas.
National Environmental Policy Act
The National Environmental Policy Act, or NEPA, establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA and, as a result, many activities requiring FERC or other federal approval must undergo a NEPA review. A NEPA review can create delays and increased costs that could materially adversely affect TEP's operations.
Employee Safety
TEP is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that TEP's operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.
Seasonality
Weather generally impacts natural gas demand for power generation and heating purposes, which in turn influences the value of transportation and storage. Price volatility also affects gas prices, which in turn influences drilling and production. Peak demand for natural gas typically occurs during the winter months, caused by heating demand. TEP does not expect its crude oil transportation segment to encounter market based seasonality. Nevertheless, because a high percentage of TEP's natural gas transportation and storage and crude oil transportation revenues are derived from firm capacity reservation fees under long-term firm fee contracts, TEP's revenues attributable to those segments are not generally seasonal in nature. TEP experiences some seasonality in its processing segment, as volumes at its processing facilities are slightly higher in the summer months. TEP also experiences some seasonality in its maintenance, repair, overhaul, integrity, and other projects, as warm weather months are most conducive to efficient execution of these activities.
Title to Properties and Rights-of-Way
TEP's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for its operations. Portions of the land on which its pipelines and facilities are located are owned by TEP in fee title, and we believe that TEP has satisfactory title to these lands. The remainder of the land on which TEP's pipelines and facilities are located are held by TEP pursuant primarily to leases, easements, rights-of-way, permits or licenses between TEP, as grantee, and a third party, as grantor. We believe that TEP has satisfactory title to all of its material parcels that TEP owns in fee and the material parcels in which TEP interest derives from leases, easements, rights-of-way, permits and licenses, and TEP has no knowledge of any challenge that TEP expects will impact its title to such assets or their underlying fee title in any material respect.
Some of the leases, easements, rights-of-way, permits and licenses TEP acquires, including those TEP acquired in the TEP IPO, require the consent of the grantor for the assignment/conveyance of such rights, which in certain instances is a governmental entity. The transferor, such as Tallgrass Development or its affiliates, may continue to hold record title to portions of certain assets until TEP makes the appropriate filings in the jurisdictions in which such assets are located and obtain any consents and approvals that are not obtained prior to transfer. Such consents and approvals would include those required by federal and state agencies or political subdivisions. In some cases, Tallgrass Development may, where required consents or approvals have not been obtained, temporarily hold record title to property as nominee for TEP's benefit and in other cases may, on the basis of expense and difficulty associated with the conveyance of title, cause its affiliates to retain title, as nominee for TEP's benefit, until a future date. TEP anticipates that there will be no material change in the tax treatment of TEP common units resulting from Tallgrass Development holding the title to any part of such assets subject to future conveyance or as its nominee.

Insurance
We generally share insurance coverage with Tallgrass Development, for which we reimburse Tallgrass Development and its affiliates pursuant to the terms of the TEGP Omnibus Agreement and TEP Omnibus Agreement. The Tallgrass Development insurance program includes general and excess liability insurance, auto liability insurance, workers’ compensation insurance, property and director and officer liability insurance. All insurance coverage is in amounts which management believes are reasonable and appropriate.
Employees
We do not have any employees. We are managed and operated by the board of directors and executive officers of our general partner. All of our employees are employed by an affiliate of Tallgrass Energy Holdings and devote the portion of their time to our business and affairs that is reasonably required to manage and conduct our operations. Under the terms of the TEGP Omnibus Agreement, the TEP Omnibus Agreement and our partnership agreement, we reimburse Tallgrass Development and our general partner, respectively, for the provision of various general and administrative services for our benefit and for direct expenses incurred by Tallgrass Development or our general partner on our behalf, including services performed and expenses incurred by our executive management personnel in connection with our business and affairs.
Available Information
We make certain filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through our website, www.tallgrassenergy.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC’s website, www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Our press releases and recent presentations are also available on our website.
Item 1A. Risk Factors
Limited partner interests are inherently different from shares of capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we might not be able to pay quarterly distributions on our Class A shares at the current distribution level, or pay any distribution at all, and the trading price of our Class A shares could decline. References to "us," "we," and "our" in this Item 1A refer to Tallgrass Energy GP, LP in its individual capacity.
Risks Inherent in an Investment in Us
Our only cash-generating assets are interests in Tallgrass Equity and therefore our cash flow is entirely dependent upon the ability of TEP to make cash distributions to Tallgrass Equity, and the ability of Tallgrass Equity to make cash distributions to us.
Our only current source of earnings and cash flow is cash distributions from Tallgrass Equity, which currently consists exclusively of cash distributions from TEP. The amount of cash that TEP can distribute to its partners, including Tallgrass Equity, each quarter principally depends upon the amount of cash it generates from its business. For a description of certain factors that can cause fluctuations in the amount of cash that TEP generates from its business, please read the section entitled "Risks Related to TEP's Business." TEP may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If TEP reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, capital requirements or otherwise, we will have less cash available for distribution to you and would likely be required to reduce our per share distribution to you. You should also be aware that the amount of cash TEP has available for distribution depends primarily upon TEP’s distributable cash flow, including cash flow from the release of financial reserves as well as borrowings, not profitability, which will be affected by non-cash items. As a result, TEP may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.
Furthermore, Tallgrass Equity’s ability to distribute cash to us and our ability to distribute cash received from Tallgrass Equity to our Class A shareholders is limited by a number of factors, including:

•
Tallgrass Equity’s payment of costs and expenses associated with our, our general partner's, Tallgrass Energy Holdings', and Tallgrass Equity’s respective operations, including expenses we incur as a result of being a public company, which costs and expenses are not subject to a limit pursuant to the TEGP Omnibus Agreement;

•	our payment of any income taxes;

•	interest expense and principal payments on any indebtedness incurred by TEP, Tallgrass Equity, TEP GP or us;

•	restrictions on distributions contained in Tallgrass Equity’s and TEP’s respective revolving credit facilities and any future debt agreements entered into by Tallgrass Equity, TEP, TEP GP or us;

•
reserves created by our general partner as necessary to permit Tallgrass Equity to make capital contributions to TEP GP, including for it to maintain or attain up to a 2.0% general partner interest in TEP; and

•
reserves our general partner or TEP GP establish for the proper conduct of our, Tallgrass Equity’s or TEP’s business, including reserves to comply with applicable law or any agreement binding on us for future distributions , our subsidiaries, Tallgrass Equity, Tallgrass Equity’s subsidiaries, TEP and TEP’s subsidiaries, which reserves are not subject to a limit pursuant to our partnership agreement, TEP’s partnership agreement or Tallgrass Equity’s limited liability company agreement.

A material increase in amounts paid or reserved with respect to any of these factors could restrict our ability to pay quarterly distributions to our Class A shareholders.
We may limit, modify or eliminate the incentive distributions that Tallgrass Equity is entitled to receive through its ownership of TEP’s incentive distribution rights without the consent of our shareholders, which may reduce cash distributions to you.
We own a 30.35% membership interest in Tallgrass Equity, which, through its ownership of all the membership interests in TEP GP, is entitled to receive increasing percentages (up to a maximum of 48%, to the extent not modified or eliminated) of any cash distributed by TEP in excess of $0.3048 per TEP common unit in any quarter. The majority of the cash flow we receive from Tallgrass Equity is expected to be derived from its ownership of these IDRs.
TEP, like other publicly traded partnerships, generally targets acquisitions or expansion capital projects that, after giving effect to related costs and expenses, would be expected to be accretive, meaning it would increase cash distributions per unit in future periods. Because Tallgrass Equity, through its ownership of TEP GP, currently participates in the IDRs at all levels, including the highest sharing level of 48%, it is harder for an acquisition or capital project to show accretion for the common unitholders of TEP than if the IDRs received less incremental cash flow. As a result, our general partner may agree to allow TEP’s general partner to modify, reduce or eliminate the IDRs to facilitate a particular acquisition or expansion capital project. Any such modification, reduction or elimination of IDRs will reduce the amount of cash that would have otherwise been distributed by Tallgrass Equity to us, which will in turn reduce the cash distributions we would otherwise be able to pay to you. Our shareholders are not able to vote on or otherwise prohibit TEP’s general partner from modifying or eliminating the TEP IDRs, and our general partner may agree to allow TEP’s general partner to reduce, modify or eliminate the IDRs without considering the interests of the holders of our Class A shares. In addition, there can be no guarantee that the expected benefits of any IDR modification, reduction or elimination will be realized.
A reduction in TEP’s distributions will disproportionately affect the amount of cash distributions to which Tallgrass Equity is currently entitled.
Tallgrass Equity’s indirect ownership of TEP’s IDRs entitle it to receive increasing percentages, ranging from 13% up to 48%, to the extent not reduced, modified or eliminated, of all cash distributed by TEP in excess of $0.3048 per TEP common unit per quarter. A decrease in the amount of distributions paid by TEP to less than $0.4313 per TEP common unit per quarter would reduce Tallgrass Equity’s percentage of incremental cash distributions in excess of $0.3048 per TEP common unit per quarter from 48% to as low as 13%. A decrease in the amount of distributions paid by TEP to less than $0.3048 per TEP common unit per quarter would result in Tallgrass Equity not receiving any incremental cash distributions with respect to the IDRs for such quarter. As a result, any such reduction in quarterly cash distributions from TEP would have the effect of disproportionately reducing the amount of distributions that Tallgrass Equity receives from TEP in respect of the IDRs as compared to cash distributions TEP makes with respect to its common units and general partner interest.
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
Because we distribute all of our available cash, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. In fact, because our cash flow is generated solely from distributions we receive from Tallgrass Equity, which are derived from Tallgrass Equity’s direct and indirect partnership interests in TEP, our growth is currently completely dependent upon TEP. The amount of distributions received by Tallgrass Equity, including distributions in respect of the IDRs, is based on distributions paid on each TEP common unit, the number of TEP common units outstanding, the number of TEP common units owned by Tallgrass Equity and the general partnership interest owned by TEP GP. If we issue additional Class A shares without canceling an equivalent number of Class B shares, Tallgrass Equity incurs additional debt, we incur debt or we or Tallgrass Equity are required to pay taxes, the payment of distributions on those additional Class A shares or interest on that debt or payment of such taxes could increase the risk that we will be unable to maintain or increase our cash distribution levels.
Our rate of growth will be reduced to the extent we purchase additional equity interests from TEP, which will reduce the percentage of our cash flow that we receive from the IDRs.
Our business strategy includes, where appropriate, supporting the growth of TEP through the use of our capital resources, including by potentially purchasing TEP common units or lending funds to TEP to finance acquisitions or internal growth projects. To the extent we purchase common units or securities not entitled to a current distribution from TEP, the rate of our distribution growth will be reduced, at least in the short term, because a smaller percentage of our cash distributions would come from our ownership of the IDRs, which increase at a faster rate than TEP’s common units and any similar equity interests TEP may issue in the future.
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
Tallgrass Equity’s payment of principal and interest on indebtedness reduces its cash distributions to us, thereby reducing our cash available for distribution on our Class A shares. Tallgrass Equity’s revolving credit facility would effectively prevent us from paying distributions to our Class A shareholders to the extent Tallgrass Equity is prohibited from making cash distributions during an event of default or if an event of default would result from the distribution.
We may enter into a credit facility in the future that would impose similar restrictions to those discussed above. In addition, our payment of principal and interest on any future indebtedness would reduce our cash available for distribution to our Class A shares.
For more information regarding Tallgrass Equity’s revolving credit facility, please see Note 10 – Long-term Debt to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data. For more information regarding TEP’s revolving credit facility, please see the section "-Risks Related to TEP’s Business-TEP's revolving credit facility could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders."
Tallgrass Equity’s ownership in TEP’s IDRs, TEP’s common units and TEP’s general partner interest, are pledged under Tallgrass Equity’s revolving credit facility.
Tallgrass Equity’s direct ownership of the 20,000,000 TEP common units and its direct ownership of TEP’s general partner (which owns the IDRs and general partner interest) are pledged as security under Tallgrass Equity’s revolving credit facility. Tallgrass Equity’s revolving credit facility contains customary and other events of default. Upon an event of default, the lenders under Tallgrass Equity’s revolving credit facility could foreclose on Tallgrass Equity's ownership interest in TEP GP and the 20,000,000 TEP common units owned by Tallgrass Equity, which are the only assets from which our cash flows are derived. Additionally, this foreclosure could ultimately result in a change in control of TEP GP, which would constitute an immediate event of default under TEP’s credit facility. This would have a material adverse effect on our business, financial condition and results of operations.
Our shareholders do not vote in the election of our general partner’s directors. The Exchange Right Holders own a sufficient number of shares to allow them to prevent the removal of our general partner.
Our shareholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The board of directors of our general partner, including our independent directors, is designated and elected by Tallgrass Energy Holdings or its designees. Our shareholders do not have the ability to elect our general partner or the members of the board of directors of our general partner.
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
In addition, if TEP GP is removed as general partner of TEP, we would face an increased risk of being deemed an investment company. Please read the section entitled "-If in the future we cease to manage and control TEP, we may be deemed to be an investment company under the Investment Company Act of 1940."
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
Under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our shareholders (who hold limited partner interests despite the fact that we use the term "shareholder" in this Annual Report) as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the "control" of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.
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
Tallgrass Energy Holdings has sole authority to elect the board of directors of our general partner.
Tallgrass Energy Holdings has the ability to elect all of the members of our board of directors. In addition, Tallgrass Energy Holdings is able to determine the outcome of all matters requiring shareholder approval, including certain mergers and other material transactions, and is able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. The Exchange Right Holders currently own 100% of the voting interests in Tallgrass Energy

Holdings and entities and/or investment funds affiliated with (i) The Energy & Minerals Group, (ii) Kelso & Company and (iii) members of our and TEP’s management each have the right to designate two members of the board of managers of Tallgrass Energy Holdings for so long as they maintain certain ownership percentages in Tallgrass Energy Holdings. Tallgrass Energy Holdings currently has a six person board of managers. Tallgrass Energy Holdings continues to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not shareholders believe that the transaction is in their own best interests.
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
Because we and TEP are limited partnerships, the New York Stock Exchange, or NYSE, does not require our general partner or TEP’s general partner to have a majority of independent directors on their respective board of directors. The NYSE also does not require our general partner or TEP’s general partner to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our shareholders and TEP’s unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. In addition, as limited partnerships, we and TEP are not required to seek shareholder or unitholder approval, as appropriate, for issuances of Class A shares or TEP common units, respectively, including issuances in excess of 20% of outstanding equity securities, or for issuances of equity to certain affiliates.
We may incur liability as a result of our ownership of TEP’s general partner.
Under Delaware law, a general partner of a limited partnership is generally liable for the debts and liabilities of the partnership for which it serves as general partner, subject to the terms of any indemnification agreements contained in the partnership agreement and except to the extent the partnership’s contracts are non-recourse to the general partner. As a result of our structure, we indirectly own and control the general partner of TEP. To the extent the indemnification provisions in TEP’s partnership agreement or non-recourse provisions in our contracts are not sufficient to protect TEP GP from such liability, we may in the future incur liabilities as a result of our indirect ownership of TEP’s general partner. Please read the section entitled "-Risks Related to Conflicts of Interest."
For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the "PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation.
If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a publicly traded partnership, we need to implement additional internal controls, reporting systems and procedures and may need to hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ended December 31, 2015, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2020 if we continue to maintain our emerging growth company status for a full five years. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.
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
Risks Related to Conflicts of Interest
Our existing organizational structure and the relationships among us, TEP, our respective general partners, Tallgrass Energy Holdings, the owners of Tallgrass Energy Holdings, including the Exchange Right Holders, and their affiliated entities present the potential for conflicts of interest. Moreover, additional conflicts of interest may arise in the future among us and the entities affiliated with any general partner or similar interests we acquire or among TEP and such entities.
Conflicts of interest may arise as a result of our organizational structure and the relationships among us, TEP, our respective general partners, TEGP, the owners of Tallgrass Energy Holdings, including the Exchange Right Holders, and their affiliated entities.
Our partnership agreement defines the duties of our general partner (and, by extension, its officers and directors). Our general partner’s board of directors or its conflicts committee has authority on our behalf to resolve any conflict involving us and they have broad latitude to consider the interests of all parties to the conflict.
Conflicts of interest may arise between us and our shareholders, on the one hand, and our general partner and its direct and indirect owners, including Tallgrass Energy Holdings and the Exchange Right Holders, and affiliated entities, on the other hand, or between us and our shareholders, on the one hand, and TEP and its unitholders, on the other hand. The resolution of these conflicts may not always be in our best interest or that of our shareholders.
The Exchange Right Holders own 100% of the voting interests in Tallgrass Energy Holdings and hold a majority of the combined voting power of our Class A and Class B shares.
The Exchange Right Holders own 100% of the voting interests in Tallgrass Energy Holdings and hold approximately 69.65% of the combined voting power of our Class A and Class B shares. Although each of the Exchange Right Holders are entitled to act separately in their own respective interests with respect to their ownership interest in Tallgrass Energy Holdings and us, the Exchange Right Holders collectively have the ability to elect all of the members of Tallgrass Energy Holdings’ board of managers, each of whom serves as a member of the board of directors of our general partner. So long as any of the Exchange Right Holders continue to own a significant amount of the voting interests in Tallgrass Energy Holdings, they will continue to be able to control our management and affairs.
Tallgrass Energy Holdings may have interests that conflict with holders of our Class A shares.
Tallgrass Energy Holdings owns our general partner and may have conflicting interests with holders of Class A shares.
Furthermore, conflicts of interest could arise in the future between us, on the one hand, and Tallgrass Energy Holdings, on the other hand, concerning, among other things, a decision whether to modify or limit the IDRs in the future or potential competitive business activities or business opportunities. These conflicts of interest may not be resolved in our favor.

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
Our general partner’s affiliates and Tallgrass Energy Holdings may compete with us.
Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. The restrictions contained in our general partner’s limited liability company agreement are subject to a number of exceptions. For example, affiliates of our general partner, including Tallgrass Energy Holdings, the Exchange Right Holders, and their respective affiliates, are not prohibited from engaging in other businesses or activities that might be in direct competition with us.
Our general partner has a call right that may require you to sell your Class A shares at an undesirable time or price.
If at any time more than 80% of our outstanding shares (including Class A shares issuable upon the exchange of Class B shares) are owned by our general partner, Tallgrass Energy Holdings or their respective affiliates, our general partner has the right (which it may assign to any of its affiliates, Tallgrass Energy Holdings or us), but not the obligation, to acquire all, but not less than all, of the remaining Class A shares held by public shareholders at a price equal to the greater of (x) the highest cash price paid by our general partner, Tallgrass Energy Holdings, or their respective affiliates for any shares purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those shares and (y) the current market price calculated in accordance with our partnership agreement as of the date three business days before the date the notice is mailed. As a result, you may be required to sell your Class A shares at an undesirable time or price and may not receive any return of or on your investment. The Board of Directors of Tallgrass Energy Holdings recently authorized an equity purchase program under which Tallgrass Development may initially purchase up to an aggregate of $100 million of our outstanding Class A shares. You may also incur a tax liability upon a sale of your Class A shares.
Risks Related to TEP's Business
TEP may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to its general partner and its affiliates, to enable TEP to pay the quarterly distribution at the current distribution level, or at all, to holders of TEP common units.
TEP may not have sufficient available cash from operating surplus each quarter to enable it to pay the quarterly distribution at the current distribution level, at the minimum quarterly distribution level, or at all. The amount of cash TEP can distribute on its units principally depends upon the amount of cash TEP generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•
the level of firm services TEP provides to customers pursuant to firm fee contracts and the volume of customer products TEP transports, stores, processes, gathers, treats and disposes using its assets;

•	its ability to renew or replace expiring long-term firm fee contracts with other long-term firm fee contracts;

•	the creditworthiness of its customers, particularly customers who are subject to firm fee contracts;

•	its ability to complete and integrate acquisitions from Tallgrass Development or from third parties;

•	the level of production of crude oil, natural gas and other hydrocarbons and the resultant market prices of natural gas, NGLs, crude oil and other hydrocarbons;

•	regional, domestic and foreign supply and perceptions of supply of natural gas, crude oil and other hydrocarbons;

•	the level of demand and perceptions of demand in end-user markets TEP directly or indirectly serves;

•	actual and anticipated future prices of natural gas, crude oil and other commodities (and the volatility thereof);

•
applicable laws and regulations affecting TEP and its customers' business, including the market for natural gas, crude oil, other hydrocarbons and water, the rates TEP can charge on its assets, how TEP contracts for services, its existing contracts, its operating costs or its operating flexibility;

•	prevailing economic conditions.

•	changes in the fees TEP charges for its services, including firm services and interruptible services;

•	the effect of seasonal variations in temperature and climate on the amount of customer products TEP is able to transport, store, process, gather, treat and dispose using its assets;

•	the realized pricing impacts on revenues and expenses that are directly related to commodity prices;

•	the level of competition from other midstream energy companies in its geographic markets;

•	the level of its operating and maintenance costs;

•	damage to its assets and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters or acts of terrorism;

•	outages in its assets;

•	the relationship between natural gas and NGL prices and resulting effect on processing margins; and

•	leaks or accidental releases of hazardous materials into the environment, whether as a result of human error or otherwise.
In addition, the actual amount of cash TEP will have available for distribution will depend on other factors, including:

•	its ability to borrow funds and access capital markets;

•	the level, timing and characterization of capital expenditures TEP makes;

•	the level of its general and administrative expenses, including reimbursements to its general partner and its affiliates, including Tallgrass Development, for services provided to TEP;

•	the cost of pursuing and completing acquisitions, if any;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner; and

•	other business risks affecting its cash levels.
If TEP is not able to renew or replace expiring customer contracts at favorable rates or on a long-term basis, its financial condition, results of operation, cash flows and ability to make cash distributions to its unitholders will be adversely affected.
TEP transports, stores and processes a substantial majority of its customers' products, including natural gas, crude oil, and water, on its systems under long-term firm fee contracts with terms of various durations. For the year ended December 31, 2015, approximately 94% of its natural gas transportation and storage revenues were generated under firm fee transportation and storage contracts and approximately 94% of its crude oil transportation revenues were generated under firm fee transportation contracts. As of December 31, 2015, the weighted average remaining life of its long-term natural gas transportation contracts and natural gas storage contracts was approximately two and six years, respectively, the weighted average remaining life of its oil transportation contracts was approximately four years, and the weighted average remaining life of its natural gas processing contracts was approximately three years. As these contracts expire, TEP may be unable to obtain new contracts on terms similar to those of its existing contracts, or at all. If TEP is unable to promptly resell capacity from expiring contracts on equivalent terms, its revenues may decrease and its ability to make cash distributions to its unitholders may be materially impaired.
For example, over the past several years, a number of TEP's natural gas transportation and storage customers have opted not to renew their contracts for service on the TIGT System. We believe those non-renewals have been caused both by increased competition from large diameter long-haul pipeline systems that are more efficient and cost effective at transporting natural gas over long distances, as well as reduced drilling activity for dry gas in the Rocky Mountain region. These former customers are generally large producers that primarily used the TIGT System to access interstate pipelines for ultimate delivery to consuming markets outside TEP's areas of operations, as opposed to TEP's current customer base, which is primarily comprised of on-system regional customers, such as LDCs. The non-renewal of these transportation contracts has resulted in decreases in firm contracted capacity on the TIGT System and related decreases in total revenue. For example, TEP's average firm contracted capacity decreased from 842 MMcf/d for the year ended December 31, 2010 to 621 MMcf/d for the year ended December 31, 2015 and transportation services revenue decreased from $143.4 million to $94.9 million over the same period, primarily due to the loss of revenue from the non-renewal of transportation contracts.
TEP also may be unable to maintain the long-term nature and economic structure of its current contract portfolio over time. Depending on prevailing market conditions at the time of a contract renewal, transportation, storage and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements, and its potential customers may be generally unwilling to enter into long-term contracts. In the current commodity environment, which has included significant price reduction and volatility in crude oil, natural gas and other hydrocarbons over the past 18 months, TEP expects customers will generally be less likely to enter into long-term firm fee contracts until prices recover and stability returns to the commodity markets. To the extent TEP is unable to renew or replace its existing contracts on terms that are favorable to TEP or successfully manage the long-term nature and economic structure of its contract profile over time, its revenues and cash flows could decline and its ability to make distributions to its unitholders could be materially and adversely affected. In addition, if an existing customer terminates or breaches its long-term firm transportation, storage or processing contract, TEP may be subject to a loss of revenue if TEP is unable to promptly resell the capacity to another customer on substantially equivalent terms.
TEP's ability to renew or replace its expiring contracts on terms similar to, or more attractive than, those of its existing contracts is uncertain and depends on a number of factors beyond its control, including:

•	the level of existing and new competition to provide competing services to its markets;

•	the macroeconomic factors affecting crude oil and natural gas gathering economics for its current and potential customers;

•	the balance of supply and demand for natural gas, crude oil and other hydrocarbons, on a short-term, seasonal and long-term basis, in the markets TEP serves;

•	the extent to which the current and potential customers in its markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local laws or regulations on the contracting practices of its customers.
TEP is exposed to the creditworthiness and performance of its customers, suppliers and contract counterparties, and any material nonpayment or nonperformance by one or more of these parties could adversely affect its financial condition, cash flows, and operating results.
Although TEP attempts to assess the creditworthiness of its customers, suppliers and contract counterparties, there can be no assurance that its assessments will be accurate or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on its business, results of operations, financial condition and ability to make cash distributions to its unitholders. TEP's long-term firm fee contracts obligate its customers to pay demand charges regardless of whether they utilize its assets, except for certain circumstances outlined in applicable customer agreements. As a result, during the term of its long-term firm fee contracts and absent an event of force majeure, its revenues will generally depend on its customers’ financial condition and their ability to pay rather than upon the amount of natural gas or crude oil transported. The recent decline in natural gas and crude oil prices has negatively impacted the financial condition of TEP's customers and further declines, sustained lower prices, or continued volatility could impact their ability to meet their financial obligations to TEP. Further, TEP's contract counterparties may not perform or adhere to TEP's existing or future contractual arrangements. To the extent one or more of TEP's contract counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material nonpayment or nonperformance by TEP's contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on its business, results of operations, financial condition and ability to make cash distributions to its unitholders.

The procedures and policies TEP uses to manage its exposure to credit risk, such as credit analysis, credit monitoring and, in some cases, requiring credit support, cannot fully eliminate counterparty credit risks. In accordance with FERC regulations and its own internal credit policies, counterparties with investment grade credit ratings are deemed able to meet their financial obligations to TEP without requiring credit support in the form of a letter of credit or prepayment. With the recent decline in natural gas and crude oil prices and the corresponding deterioration of the financial condition of some of its customers, it is possible that some may lose their investment grade credit rating. If this were to occur, TEP would likely ask for credit support and the customer may be unwilling or unable to provide it due to liquidity constraints. To the extent its procedures and policies prove to be inadequate or TEP is unable to obtain credit support, its financial position and results of operations may be negatively impacted.
Some of TEP's counterparties may be highly leveraged or have limited financial resources and are subject to their own operating and regulatory risks. Even if its credit review and analysis mechanisms work properly, TEP may experience financial losses in its dealings with such parties. As seen with the recent decline in crude oil prices, prices for crude oil and natural gas are subject to large fluctuations in response to changes in supply and demand, market uncertainty and a variety of other factors that are beyond its control. Such volatility in commodity prices might have an impact on many of TEP's counterparties and their ability to borrow and obtain additional capital on attractive terms, which, in turn, could have a negative impact on their ability to meet their obligations to TEP and may also increase the magnitude of these obligations.
Any material nonpayment or nonperformance by TEP's counterparties could require TEP to pursue substitute counterparties for the affected operations, reduce operations or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar financial and operational results.
TEP depends on certain key customers for a significant portion of its revenues and is exposed to credit risks of these customers. The loss of or material nonpayment or nonperformance by any of these key customers could adversely affect its cash flow and results of operations.
TEP relies on certain key customers for a portion of revenues. For example, for the year ended December 31, 2015, Continental Resources and Shell accounted for approximately 28% and 19% of its segment revenue in the Crude Oil Transportation & Logistics segment, respectively, and approximately 16% and 15% of its revenues on a consolidated basis, respectively. In addition, for the year ended December 31, 2015, 55% of its consolidated revenues were represented by the top ten customers on its Pony Express System.
TEP may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms. In addition, some of these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by its customers could limit its ability to collect amounts owed to TEP, or to enforce performance of obligations under contractual arrangements. To the extent one or more of TEP's key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Additionally, many of its customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of TEP's customers’ liquidity and limit their ability to make payments or perform on their obligations to TEP. Furthermore, some of TEP's customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to TEP. The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on its business, cash flows, ability to make distributions to its unitholders, the price of its units, its results of operations and ability to conduct its business.
The revenue in TEP's Processing and Logistics segment largely depends on the amount of natural gas that its customers actually deliver to its natural gas processing plants.
As of December 31, 2015, approximately 92% of TEP's reserved capacity at its Casper and Douglas natural gas processing plants was subject to firm or volumetric fee contracts, with the majority of the fee revenue being based on the volumes actually processed (the remaining 8% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts).  On these volumetric fee contracts, TEP's revenue is largely tied to the amount of natural gas that its customers actually deliver its Casper and Douglas plants for processing.  Unlike many pipeline transportation customers, TEP's natural gas processing customers are not generally subject to "take or pay" obligations.  Thus, if its natural gas processing customers do not produce natural gas and deliver that natural gas to its processing plants to be processed, revenue for its Processing and Logistics segment will decline.  As natural gas, crude oil or NGL prices decline, which has been the case since the latter half of 2014, TEP's customers will likely make less money from the production of natural gas, crude oil or NGLs than it costs them to produce it.  If that happens, its customers may not continue to produce natural gas and its revenue will decline.  The decreased commodity prices in late 2015 and into early 2016 contributed to a significant drop in actual and anticipated volumes from several producers from which TMID receives natural gas for processing. If a gradual recovery of commodity prices and a corresponding increase in volumes over time to TMID does not occur, we could have an impairment of the goodwill at the TMID reporting unit, which is a component of our Processing & Logistics segment, and our revenue will decline. In addition, the fees its customers pay to reserve capacity at its processing plants may not deter those customers from processing their natural gas volumes at other facilities, with whom they may have had prior arrangements or otherwise.
TEP has only recently commenced operating its newly acquired water business services assets in Weld County, Colorado, and TEP may not achieve all the benefits anticipated.
On December 16, 2015, TEP purchased water business services assets located in Weld County, Colorado, including a gathering and disposal system for water removed from a well as a byproduct of exploration and production activities, which it generally refers to as produced water. Gathering and disposal of produced water is a new water business activity for TEP, as its water business operations was previously focused on the transportation of freshwater. Operating a produced water gathering and disposal system involves different risks and requires different operating strategies and managerial expertise than its current operations. In addition, gathering and disposing produced water is subject to more stringent laws and regulations than transporting freshwater, particularly those related to environmental matters. Failure to timely and successfully develop this new water business activity in conjunction with its existing operations could result in its failure to achieve the benefits anticipated and may have a material adverse effect on its business, financial condition and results of operations.
TEP may not be able to compete effectively in its midstream services activities and its business is subject to the risk of a capacity overbuild of midstream energy infrastructure in the areas where TEP operates.
TEP faces competition in all aspects of its business and may not be able to compete effectively against its competitors. In general, competition comes from a wide variety of players in a wide variety of contexts, including new entrants and existing players and in connection with day-to-day business, expansion capital projects, acquisitions and joint venture activities. Some of its competitors have capital resources greater than TEP's and control greater supplies of crude oil, natural gas or NGLs.
TEP's ability to renew or replace its existing contracts at rates sufficient to maintain current revenues and current cash flows could be adversely affected by the activities of its competitors. In addition, some of its competitors have assets in closer proximity to hydrocarbon supplies and have available idle capacity in existing assets that would not require new capital investments for use. For example, several pipelines access many of the same basins as its natural gas pipeline systems and transport gas to customers in the Rocky Mountain and Midwest regions of the United States. Pony Express also competes with rail facilities, which can provide more delivery optionality to crude oil producers and marketers looking to capitalize on basis differentials between two primary crude oil benchmarks (West Texas Intermediate Crude and Brent Crude). Other crude oil pipeline projects have been announced recently that would compete directly with its Pony Express System. Furthermore, Tallgrass Development and its affiliates are not limited in their ability to compete with TEP.
TEP's competitors may expand or construct new midstream services assets that would create additional competition for the services TEP provides to its customers, or its customers may develop their own facilities in lieu of using TEP's. A significant driver of competition in some of the markets where TEP operates (including, for example, the Rocky Mountain region) has seen the rapid development of new midstream energy infrastructure capacity in recent years. As a result, TEP is exposed to the risk that the areas in which TEP operates become overbuilt, resulting in an excess of midstream energy infrastructure capacity. If TEP experiences a significant capacity overbuild in one or more of the areas where TEP operates, it could have a significant adverse impact on its financial position, cash flows and ability to pay or increase distributions to its unitholders. For example, TEP's competitors in these areas could substantially decrease the prices at which they offer their services, and TEP may be unable to compete effectively. This could materially impair its cash flows and ability to make distributions to its unitholders.
Further, natural gas as a fuel, and fuels derived from crude oil, compete with other forms of energy available to users, including electricity, coal and other liquid fuels. Increased demand for such forms of energy at the expense of natural gas or fuels derived from crude oil could lead to a reduction in demand for TEP's services.
All of these competitive pressures could make it more difficult for TEP to renew its existing long-term firm fee contracts when they expire or to attract new customers as TEP seeks to expand its business, which could have a material adverse effect on its business, financial condition, results of operations and prospects. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas and crude oil in the markets TEP serves, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas or crude oil.
If TEP is unable to make acquisitions on economically acceptable terms from Tallgrass Development or third parties, its future growth will be limited, and the acquisitions TEP does make may reduce, rather than increase, its cash generated from operations on a per unit basis.
TEP's ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per unit basis.

The acquisition component of TEP's strategy is based, in part, on its expectation of ongoing divestitures of midstream energy assets by industry participants, including Tallgrass Development. Other than Tallgrass Development’s obligation to offer TEP certain assets (if Tallgrass Development decides to sell such assets) pursuant to the right of first offer under the TEP Omnibus Agreement, TEP has no contractual arrangement with Tallgrass Development that would require it to provide TEP with an opportunity to acquire midstream assets that it may sell. Accordingly, while we believe Tallgrass Development will be incentivized pursuant to its economic relationship with TEP to offer TEP opportunities to purchase midstream assets, there can be no assurance that any such offer will be made, and there can be no assurance TEP will reach agreement on the terms with respect to any acquisition opportunities offered to TEP by Tallgrass Development. Furthermore, many factors could impair TEP's access to future midstream assets, including a change in control of Tallgrass Development or a transfer of the IDRs by TEP's general partner to a third party. A material decrease in divestitures of midstream energy assets from Tallgrass Development or otherwise would limit TEP's opportunities for future acquisitions and could have a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders.
TEP's future growth and ability to increase distributions will be limited if TEP is unable to make accretive acquisitions from Tallgrass Development or third parties because, among other reasons, (i) Tallgrass Development elects not to sell or contribute additional assets to TEP or to offer acquisition opportunities to TEP, (ii) TEP is unable to identify attractive third-party acquisition opportunities, (iii) TEP is unable to negotiate acceptable purchase contracts with Tallgrass Development or third parties, (iv) TEP is unable to obtain financing for these acquisitions on economically acceptable terms, (v) TEP is outbid by competitors or (vi) TEP is unable to obtain necessary governmental or third-party consents. Furthermore, even if TEP does make acquisitions that TEP believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.
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
If any acquisition eventually proves not to be accretive to TEP's distributable cash flow per unit, it could have a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders.
If TEP is unable to obtain needed capital or financing on satisfactory terms to fund expansions of its asset base, its ability to make quarterly cash distributions may be diminished or its financial leverage could increase.
In order to expand TEP's asset base through acquisitions or capital projects, TEP may need to make expansion capital expenditures. If TEP does not make sufficient or effective expansion capital expenditures, TEP will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions. TEP could be required to use cash from its operations or incur borrowings or sell additional common units or other limited partner interests in order to fund its expansion capital expenditures. Using cash from operations will reduce cash available for distribution to its common unitholders. TEP's ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering as well as the covenants in its debt agreements, general economic conditions and contingencies and uncertainties that are beyond its control. The recent downturn in the energy capital markets has negatively impacted the cost at which TEP can issue public debt and equity and has altered some of its financing plans. Even if TEP is successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders. In addition, incurring additional debt may significantly increase its interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease its ability to pay distributions at the then-current distribution rate.
TEP does not currently have any commitment with its general partner or other affiliates, including Tallgrass Development, to provide any direct or indirect financial assistance to TEP.

Difficult conditions in the global capital markets, the credit markets and the economy in general could negatively affect TEP's business and results of operations.
TEP's business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are reduced energy demand and lower prices for its services and increased difficulty in collecting amounts owed to TEP by its customers which could reduce its access to credit markets, raise the cost of such access or require TEP to provide additional collateral to its counterparties. TEP's ability to access available capacity under its revolving credit facility could be impaired if one or more of its lenders fails to honor its contractual obligation to lend to TEP. If financing is not available when needed, or is available only on unfavorable terms, TEP may be unable to implement its business plans or otherwise take advantage of business opportunities or respond to competitive pressures. While the recent downturn in the energy capital markets has not changed its business plans, it has altered some of its financing strategies.
The amount of cash TEP has available for distribution to unitholders depends primarily on its cash flow rather than on its profitability, which may prevent TEP from making distributions, even during periods in which TEP records net income.
The amount of cash TEP has available for distribution depends primarily upon its cash flow and not solely on profitability, which will be affected by non-cash items. As a result, TEP may make cash distributions during periods when TEP records losses for financial accounting purposes and may not make cash distributions during periods when TEP records net earnings for financial accounting purposes.
TEP is exposed to direct commodity price risk with respect to some of its processing revenues, and its exposure to direct commodity price risk may increase in the future.
TEP's Processing & Logistics segment operates under three types of contracts, two of which directly expose its cash flows to increases and decreases in the price of natural gas and NGLs: percent of proceeds and keep whole processing contracts. As of December 31, 2015, approximately 8% of the reserved capacity in its Processing & Logistics segment was contracted under percent of proceeds or keep whole processing contracts. TEP does not currently hedge the commodity exposure inherent in these types of processing contracts, and as a result, its revenues and results of operations are impacted by fluctuations in the prices of natural gas and NGLs.
Percent of proceeds processing contracts generally provide upside in high commodity price environments, but result in lower margins in low commodity price environments. Under keep whole processing contracts, TEP's revenues and its cash flows generally increase or decrease as the prices of natural gas and NGLs fluctuate. The relationship between natural gas prices and NGL prices may also affect its profitability. When natural gas prices are low relative to NGL prices, it is more profitable for TEP to process natural gas under keep whole arrangements. When natural gas prices are high relative to NGL prices, it is less profitable for TEP and its customers to process natural gas both because of the higher value of natural gas and the increased cost (principally that of natural gas as a feedstock and a fuel) of separating the mixed NGLs from the natural gas. As a result, TEP may experience periods in which higher natural gas prices relative to NGL prices reduce its processing margins or reduce the volume of natural gas processed at some of its plants. In addition, NGL prices have historically been related to the market price of oil and as a result any significant changes in oil prices could also indirectly impact its operations. Indirectly, reduced commodity prices impact TEP through reduced exploration and production activity, which results in fewer opportunities for new business to offset natural volume declines. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. In 2015 natural gas and oil prices declined substantially and these declines directly and indirectly resulted in lower processing volumes and realizations on its percent of proceeds and keep whole processing contracts.
If third-party pipelines or other facilities interconnected to TEP's systems become partially or fully unavailable, or if the volumes TEP transports do not meet the quality requirements of such pipelines or facilities, its revenues and its ability to make distributions to its unitholders could be adversely affected.
TEP's assets typically connect to other pipelines or facilities owned, leased and/or operated by unaffiliated third parties, such as Phillips 66, Deeprock Development, LLC, Whiting, and others. For example, the Powder River pipeline, owned by Phillips 66, is currently the only pipeline outlet for the NGLs that TEP produces and thus a substantial majority of the NGLs TEP produces are sold to Phillips 66 at the tailgate of the Douglas plant. Accordingly, the failure to renew its agreement (which expires on December 31, 2016) with Phillips 66 without securing another outlet for the NGLs or any downtime on this pipeline as a result of maintenance or force majeure would adversely affect TEP.
As a further example, TEP's Pony Express System connects to upstream joint tariff pipelines, including the Belle Fourche Pipeline owned by the True Companies (which also own and operate the Bridger Pipeline) and the Double H Pipeline owned by Kinder Morgan, Inc., which are responsible for delivering a substantial portion of the crude oil for transportation on the Pony Express System. In addition, nearly all of the crude oil TEP transports on the Pony Express System is either stored in crude oil tanks located on, or pumped over to downstream pipelines that interconnect through, the Deeprock Development terminal facility in Cushing, Oklahoma. The continuing operation of such third-party facilities and other midstream facilities is not within its control. These pipelines, plants and other midstream facilities may become unavailable to TEP for any number of reasons, including because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from weather events or other operational hazards. For example, the operations of the Bridger Pipeline’s Poplar System were down for approximately five months during the first half of 2015 due to a pipeline release. Bridger declared a force majeure as a result of this event and temporarily lacked the capacity to make up volumes on other lines that directly or indirectly deliver crude oil into designated origin points on the Pony Express System or the Belle Fourche Pipeline. The largest committed shipper on the Pony Express System also declared a force majeure as a result of this incident.
If the costs to TEP to access and transport on these third-party pipelines or any alternative pipelines significantly increase, its ability to make cash distributions to its unitholders could be reduced. If any such increase in costs occurred, if any of these pipelines or other midstream facilities become unable to receive, transport, store or process products from its assets, or if the volumes TEP transports or processes do not meet the quality requirements of such pipelines or facilities, its revenues and its ability to make quarterly cash distributions to its unitholders could be adversely affected.
TEP's success depends on the supply and demand for natural gas and crude oil.
The success of TEP's business is in many ways impacted by the supply and demand for natural gas and crude oil. For example, its business can be negatively impacted by sustained downturns in supply and demand for natural gas and crude oil in the markets that TEP serves, including reductions in its ability to renew contracts on favorable terms and to construct new infrastructure. Further, a portion of the demand for its water business services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to TEP. These effects could have a material adverse effect on its financial condition, results of operations and cash flows.
One of the major factors that will impact natural gas demand will be the potential growth of the demand for natural gas in the power generation market, particularly driven by the speed and level of existing coal-fired power generation that is replaced with natural gas-fired power generation. One of the major factors impacting domestic natural gas and crude oil supplies has been the significant growth in unconventional sources such as shale plays and the continued progression of hydraulic fracturing technology. The supply and demand for natural gas and crude oil, and therefore the future rate of growth of TEP's business, depends on these and many other factors outside of its control, including, but not limited to:

•	adverse changes in general global economic conditions;

•	adverse changes in domestic regulations;

•	technological advancements that may drive further increases in production and reduction in costs of developing natural gas shales;

•	the price and availability of other forms of energy;

•	prices for natural gas, crude oil and NGLs;

•	decisions of the members of Organization of the Petroleum Exporting Countries, or OPEC, regarding price and production controls;

•	increased costs to explore for, develop, produce, gather, process and transport hydrocarbons or water;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the nature and extent of, and changes in, governmental regulation, for example GHG legislation, taxation and hydraulic fracturing;

•
perceptions of customers on the availability and price volatility of its services and natural gas and crude oil prices, particularly customers’ perceptions on the volatility of natural gas and crude oil prices over the long-term;

•	capacity and transportation service into, or out of, its markets; and

•	petrochemical demand for NGLs.

The oil and gas industry historically has experienced periodic downturns, and is currently experiencing a period of low commodity prices. In the fourth quarter of 2014 and subsequent to December 31, 2014, the prices of crude oil, natural gas and NGLs were extremely volatile and declined significantly. Downward pressure on commodity prices continued in 2015 and the early part of 2016 and may continue for the foreseeable future. A prolonged downturn in the oil and gas industry could result in a reduction in demand for TEP's business and could adversely affect its financial condition, results of operations and cash flows.
Any significant decrease in available supplies of hydrocarbons in TEP's areas of operation, or redirection of existing hydrocarbon supplies to other markets, could adversely affect its business and operating results. If recent lower commodity prices are prolonged beyond its contract lives, TEP will likely experience lower throughput volumes and reduced cash flows.
TEP's business is dependent on the continued availability of natural gas and crude oil production and reserves. Production from existing wells and natural gas and crude oil supply basins with access to its assets will naturally decline over time. The amount of natural gas and crude oil reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the contracted capacity and/or the volume of products utilizing its assets, its customers must continually obtain adequate supplies of natural gas and crude oil.
However, the development of additional natural gas and crude oil reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, storage, transportation and other facilities that permit natural gas and crude oil to be produced and products delivered to TEP's facilities. In addition, low prices for natural gas and crude oil, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could have a material adverse effect on the development and production of additional reserves, as well as storage, pipeline transportation, and import and export of natural gas and crude oil supplies. The current volatility and historically low prices for crude oil and refined products has led to a decline in drilling activity, production and refining of crude oil, and import levels in these areas. For example, in response to recent declines in crude oil prices, a number of producers in its areas of operation significantly reduced their capital budgets and drilling plans in 2015 and have announced further reductions in their capital budget and drilling plans for 2016. In addition, production may fluctuate for other reasons, including, for example, in the case of crude oil, the decisions made by the members of OPEC regarding production controls. Furthermore, competition for natural gas and crude oil supplies to serve other markets could reduce the amount of natural gas and crude oil supply available for its customers. Accordingly, to maintain or increase the contracted capacity and/or the volume of products utilizing its assets, its customers must compete with others to obtain adequate supplies of natural gas and crude oil.
If new supplies of natural gas and crude oil are not obtained to replace the natural decline in volumes from existing supply basins, if natural gas and crude oil supplies are diverted to serve other markets, if environmental regulations restrict new natural gas and crude oil drilling or if OPEC does not agree to and maintain production controls, the overall demand for services on TEP's systems will likely decline, which could have a material adverse effect on its ability to renew or replace its current customer contracts when they expire and on its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.
TEP's natural gas and crude oil operations are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on its business, financial condition, and results of operations.
TEP provides open-access interstate transportation service on its natural gas transportation systems pursuant to tariffs approved by the FERC. TEP's natural gas transportation and storage operations are regulated by the FERC, under the NGA, the NGPA, and EPAct 2005. The TIGT System and the Trailblazer Pipeline each operates under a tariff approved by the FERC that establishes rates and terms and conditions of service to its customers. The rates and terms of service on the Pony Express System are subject to regulation by the FERC under the ICA, and the Energy Policy Act of 1992. TEP provides interstate transportation service on the Pony Express System pursuant to tariffs on file with the FERC. TEP's NGL pipeline is leased to a third party who has obtained a temporary waiver for itself from the FERC from the tariff, filing and reporting requirements of the ICA.
Generally, the FERC’s authority over natural gas facilities extends to:

•	rates, operating terms and conditions of service;

•	the form of tariffs governing service;

•	the types of services TEP may offer to its customers;

•	the certification and construction of new, or the expansion of existing, facilities;

•	the acquisition, extension, disposition or abandonment of facilities;

•	customer creditworthiness and credit support requirements;

•	the maintenance of accounts and records;

•	relationships among affiliated companies involved in certain aspects of the natural gas business;

•	depreciation and amortization policies; and

•	the initiation and discontinuation of services.
The FERC’s authority over crude oil pipelines is less broad, extending to:

•	rates, rules and regulations of service;

•	the form of tariffs governing rates and service;

•	the maintenance of accounts and records; and

•	depreciation and amortization policies.
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
Pursuant to the NGA, existing interstate natural gas transportation and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. TEP currently holds authority from the FERC to charge and collect (i) "recourse rates" (i.e., the maximum cost-based rates an interstate natural gas pipeline may charge for its services under its tariff); (ii) "discount rates" (i.e., rates offered by the natural gas pipeline to shippers at discounts vis-à-vis the recourse rates and that fall within the cost-based maximum and minimum rate levels set forth in the natural gas pipeline’s tariff); and (iii) "negotiated rates" (i.e., rates negotiated and agreed to by the pipeline and the shipper for the contract term that may fall within or outside of the cost-based maximum and minimum rate levels set forth in the tariff, and which are individually filed with the FERC for review and acceptance). When capacity is available and offered for sale, the rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) at which such capacity is sold are subject to regulatory approval and oversight. Regulators and customers on its natural gas pipeline systems have the right to protest or otherwise challenge the rates that TEP charges under a process prescribed by applicable regulations. The FERC may also initiate reviews of its rates. Customers on its natural gas pipeline systems may also dispute terms and conditions contained in its agreements, as well as the interpretation and application of its tariffs, among other things.
Rates for crude oil transportation service must be filed as a tariff with the FERC and are subject to applicable FERC regulation. The filed tariff rates include contract rates entered into with shippers willing to make long-term commitments to the pipeline to support new pipeline capacity. Contract rates generally are not subject to regulation or change by the FERC. Non-contract "walk-up" rates are available to uncommitted non-contract shippers and generally are subject to regulation and change by the FERC. Crude oil pipelines typically must reserve at least ten percent of their capacity for walk-up shippers. Contract tariff rates may be changed by Pony Express on an annual basis to reflect annual FERC index adjustments to the extent permitted by contract. Non-contract rates may be adjusted, positively or negatively, on an annual basis pursuant to a FERC indexing procedure. A crude oil pipeline may also file new tariff rates at any time, subject to contract restrictions and provisions, and FERC regulatory procedures. The filing of any indexed rate increase or other rate increase may be protested by parties having standing, subject to applicable regulatory and contract provisions, and thereby be subjected to cost-of-service review by the FERC to determine whether the proposed new rate is just and reasonable.
Under the ICA, which applies to FERC-regulated interstate liquids pipelines such as the Pony Express System, parties having standing and not restricted by contract may protest newly filed rates and terms and conditions of service within a prescribed notice period. The FERC is authorized to suspend, subject to refund, the effectiveness of a protested rate for up to seven months while it determines if the protested rate is just and reasonable. TEP's rates may be reduced and TEP may be required to issue refunds as a result of settlement or by an order of the FERC following a hearing finding that a protested rate is unjust and unreasonable. Parties having standing and not restricted by contract may file a complaint at any time regarding existing rates and terms and conditions of service. If the complaint is not resolved by settlement, the FERC may conduct a hearing and order the crude oil pipeline to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. TEP cannot guarantee that any new or existing local or joint tariff rate for service on the Pony Express System would not be rejected or modified by the FERC, or subjected to refunds or reparations. While the FERC regulates rates and terms and conditions of service for transportation of crude oil in interstate commerce by pipeline, state agencies may also regulate facilities (including construction, acquisition, disposition, financing, and abandonment), rates, and terms and conditions of service for crude oil pipeline transportation in intrastate commerce. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on its business, financial condition and results of operations.
The Trailblazer Pipeline, one of TEP's interstate natural gas pipelines, uses two types of fuel to power its compressors: (1) natural gas and (2) electric power. For the natural gas compression, customers are charged a gas retainage percentage as an in-kind reimbursement for fuel. For the electric compression, customers are charged a commodity rate for the electricity used at the pipeline’s stations. The volume of gas and cost of electric power are tracked and adjusted in annual periodic rate adjustment filings made pursuant to Trailblazer's tariff. Lost and unaccounted for gas is also tracked and adjusted in annual periodic rate adjustment filings. These costs were subject to the NGA Section 4 rate case initiated by the Trailblazer Pipeline and resolved by settlement as approved by the FERC in May 2014. On TIGT, its gas compressor fuel costs and the cost of FL&U gas, together referred to as Fuel Retention Factors, are currently recovered by retaining a fixed percentage of natural gas throughput on its transportation and storage facilities. These Fuel Retention Factors were the subject of a NGA Section 5 proceeding initiated by the FERC that TEP resolved with customers by a settlement approved by the FERC in September 2011. In its NGA Section 4 proceeding that was filed on October 30, 2015, TIGT proposed to replace its fixed FL&U charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect any previous period’s under/over collection and the forecasted FL&U expense for the upcoming period. TIGT also proposed to implement a separate power cost tracker to recover the actual power costs incurred by TIGT to power its compressors. These proposals were accepted by the FERC in its Suspension Order, subject to a five-month suspension period, to be effective May 1, 2016, subject to refund and the outcome of the hearing.
The FERC’s jurisdiction over natural gas facilities extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. With some exceptions applicable to smaller projects, auxiliary facilities, and certain facility replacements, prior to commencing construction and/or operation of new or existing interstate natural gas transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction from, or file to amend its existing certificate with, the FERC. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any delay or refusal by an agency to issue authorizations or permits as requested for one or more of these projects may mean that they will be constructed in a manner or with capital requirements that TEP did not anticipate or that TEP will not be able to pursue these projects. Such delay, modification or refusal could materially and negatively impact the additional revenues expected from these projects. The FERC does not regulate the construction, expansion, or abandonment of crude oil or NGL pipelines, whether interstate or intrastate, nor the initiation or discontinuation of services on those pipelines, provided that the action taken is not discriminatory or preferential among similarly situated shippers.
The FERC has the authority to conduct audits of regulated entities to assess compliance with FERC regulations and policies. The FERC also conducts audits to verify that the websites of interstate natural gas pipelines accurately provide information on the operations and availability of services on the pipeline. FERC regulations also require entities providing interstate natural gas and crude oil transportation services to comply with uniform terms and conditions for service, as set forth in publicly available tariffs or, as it concerns natural gas facilities, agreements for transportation and storage services executed between interstate pipelines and their customers. Natural gas transportation service agreements are generally required to conform, in all material respects, with the standard form of service agreements set forth in the natural gas pipeline’s FERC-approved tariff. The pipeline and a customer may choose to enter into a non-conforming service agreement so long as this agreement is filed with, and accepted by, the FERC. In the event that the FERC finds that a natural gas transportation agreement, in whole or part, is materially non-conforming, the FERC could reject the agreement or require TEP to modify the agreement, or alternatively require TEP to modify its tariff so that the non-conforming provisions are generally available to all customers. Transportation agreements entered into with crude oil shippers are generally not subject to FERC regulation or required to be available for FERC or public review, but the rates and terms and services provided to similarly situated shippers may not be unduly discriminatory or preferential.
The FERC has promulgated rules and policies covering many aspects of its natural gas pipeline business, including regulations that require TEP to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential, provide internet access to current information about its available pipeline capacity and other relevant transmission information, and permit pipeline shippers to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. FERC regulations also prevent interstate natural gas pipelines from sharing customer information with marketing affiliates, and restrict how interstate natural gas pipelines share transportation with marketing affiliates. FERC regulations require that certain transmission function personnel of interstate natural gas pipelines function independently of personnel engaged in natural gas marketing functions. Crude oil pipelines subject to the ICA must comply with FERC regulations that require the pipeline to act as a common carrier and not engage in undue discrimination or preferential treatment with respect to shippers.

FERC policies also govern how interstate natural gas pipelines respond to interconnection requests from third party facilities, including other pipelines. Generally, an interstate natural gas pipeline must grant an interconnection request upon the satisfaction of several conditions. As a consequence, an interstate natural gas pipeline faces the risk that an interconnecting third-party pipeline may pose a risk of additional competition to serve a particular market. Failure to comply with applicable provisions of the NGA, NGPA, EPAct 2005 and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies, including without limitation, revocation of certain authorities, disgorgement of ill-gotten gains, and civil penalties of up to $1.0 million per day, per violation. Violations of the ICA, the Energy Policy Act of 1992, or regulations and orders promulgated by the FERC are also subject to administrative and criminal penalties and remedies, including forfeiture and individual liability.
In addition, new laws or regulations or different interpretations of existing laws or regulations applicable to TEP's pipeline systems or midstream facilities could have a material adverse effect on its business, financial condition, results of operations and prospects. For example, the FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. TEP may face challenges to its rates or terms of service in the future. Any successful challenge could materially and adversely affect its future earnings and cash flows.
The rates and the terms and conditions of TEP's regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders.
TEP's shippers or other interested stakeholders, such as state natural gas utility regulatory agencies, may challenge the rates or the terms and conditions of service applicable to its natural gas or crude oil pipeline tariffs, unless they have entered into agreements not to challenge such tariffs. The FERC has authority to investigate its rates and terms and conditions of service pursuant to NGA Section 5 for natural gas pipelines and the ICA for common carrier oil pipelines. TEP's crude oil contract shippers have generally agreed not to complain or protest rates unless they are in conflict with their contracts. FERC generally does not regulate crude oil transportation contracts, but contract rates must be filed with FERC and tariff rules and regulations generally apply to contract shippers. TEP's NGL pipeline is leased to a third party who obtained a temporary waiver for itself from the FERC from the tariff, filing and reporting requirements of the ICA, and during the term of the lease, TEP operates and maintains the pipeline at the lessee's discretion.
With regard to TEP's natural gas pipelines, Trailblazer initiated a rate proceeding with the FERC pursuant to Section 5 of the NGA on July 1, 2013 to implement a general rate increase to its recourse rates, initiate a rolled-in rate structure for expansion facilities certificated in 2001, and adopt miscellaneous other updates to its General Terms and Conditions in its tariff. On February 24, 2014, Trailblazer submitted to the FERC an uncontested offer of settlement and stipulation to resolve the proceeding by, among other things: (a) setting new maximum recourse rates based upon a "black box" cost of service of $21.1 million, (b) revising the charges and methods for recovery of fuel (natural gas and electric power used in providing service, including for operating compressors) costs such that the actual volumes of gas and cost of electric power, as well as FL&U gas, are tracked and adjusted in annual periodic rate filings made pursuant to Trailblazer's tariff (as opposed to recover), (c) providing for revenue sharing of certain interruptible and short-term firm service revenues with eligible maximum recourse rate firm service shippers, (d) establishing a rate moratorium until January 1, 2016, and (e) requiring a general rate case to be filed no later than January 1, 2019. The FERC accepted the settlement agreement by letter order on May 29, 2014. Per the terms of the settlement, Trailblazer is required to file a new general rate case by January 1, 2019, and no customer or participant who joined the settlement (defined in the settlement as a "Settling Party") was permitted to file to change the settlement rates before January 1, 2016.
On October 30, 2015, TIGT initiated a general NGA Section 4 rate proceeding with the FERC which, among other things, seeks a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT. TIGT also proposed certain changes to the transportation rate design of its system to replace the current rate zone structure with a single "postage stamp" rate. TIGT also proposed new incremental charges, including (i) a charge for deliveries made to points without certain electronic flow measurement equipment, and (ii) a CRM charge to completely or partially reimburse TIGT for certain expenses and costs it incurs to comply with anticipated new PHMSA and EPA regulations. TIGT also proposed to replace its fixed FL&U charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period’s under/over collection and the forecasted FL&U expense for the upcoming period. Finally, TIGT proposed certain revisions to its FERC Gas Tariff addressing a number of rate and non-rate matters. The filing was protested by a number of participants. In FERC’s November 30, 2015 Suspension Order, the FERC accepted and suspended the proposed rates and a majority of the proposed tariff records to be effective May 1, 2016, subject to refund, certain modifications of TIGT’s proposed CRM charge, and the outcome of an evidentiary hearing. The FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. Consistent with the Suspension Order, on December 21, 2015, TIGT made a compliance filing with the FERC addressing TIGT’s proposed CRM charge and the two tariff records related to force majeure events and reservation charge crediting. The FERC accepted TIGT’s compliance filing on February 1, 2016. Litigation addressing the proposed rates and tariff records set for hearing is on-going.
On TEP's interstate crude oil pipeline system, the Pony Express System, shippers may generally challenge new or existing rates at any time unless they have contractually agreed not to. As a result of settlement or by order of the FERC following hearing, its rates may be reduced. If a shipper files a lawful complaint, and if the complaint is not resolved with that shipper, to the extent the FERC determines after hearing that TEP has collected payment on rates that were not just and reasonable, TEP may be required to pay reparations to that shipper for up to two years prior to the date on which a complaint was filed. Regardless of the prospective just and reasonable rate, reparations may not be required below the last rates determined by the FERC to be just and reasonable. In other words, crude oil pipelines are not required to make reparations that refund revenues collected pursuant to rates previously determined to be just and reasonable.
Successful challenges to rates charged on TEP's natural gas and crude oil pipeline systems, or to the terms and conditions of service on those systems, could have a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders.
Constructing new assets subjects TEP to risks of project delays, cost overruns and lower-than-anticipated volumes of natural gas or crude oil once a project is completed. TEP's operating cash flows from its capital projects may not be immediate or meet its expectations.
One of the ways TEP may grow its business is by constructing additions or modifications to its existing facilities. TEP also may construct new facilities, either near its existing operations or in new areas. For example, in 2013 TEP completed an expansion of its Casper and Douglas plants to increase processing capacity and upgrade compression. Pony Express completed its approximately 698-mile crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma during 2014 and its approximately 66-mile lateral in Northeast Colorado in the first half of 2015. Construction projects require significant amounts of capital and involve numerous regulatory, environmental, political, legal and operational uncertainties, many of which are beyond its control. These projects also involve numerous economic uncertainties, including the impact of inflation on project costs and the availability of required resources.
TEP may be unable to complete announced construction projects on schedule, at the budgeted cost, or at all, which could have a material adverse effect on its business and results of operations. Moreover, TEP may not receive any material increase in operating cash flow from a project for some time. For instance, if TEP expands a pipeline or processing facility, the construction expenditures may occur over an extended period of time, yet TEP will not receive any material increases in cash flow until the project is completed and fully operational. In addition, its cash flow from a project may be delayed or may not meet its expectations. TEP's project specifications and expectations regarding project cost, timing, asset performance, investment returns and other matters usually rely in part on the expertise of third parties such as engineers, technical experts and construction contractors. These estimates may prove to be inaccurate because of numerous operational, technological, economic and other uncertainties.
TEP relies in part on estimates from producers regarding the timing and volume of anticipated natural gas and crude oil production. Production estimates are subject to numerous uncertainties, all of which are beyond its control. These estimates may prove to be inaccurate, and new facilities may not attract sufficient volumes to achieve its expected cash flow and investment return.
TEP is subject to numerous hazards and operational risks.
TEP's operations are subject to all the risks and hazards typically associated with transportation, storage, processing, gathering and disposing of hydrocarbons and water. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires or other adverse weather conditions and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	uncontrolled releases of crude oil, natural gas and other hydrocarbons or hazardous materials, including water from hydraulic fracturing;

•	leaks, migrations or losses of natural gas and crude oil as a result of the malfunction of equipment or facilities;

•	outages at its facilities;

•	ruptures, fires, leaks and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and other environmental risks, and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. The location of TEP's assets, including certain segments of its pipeline systems in or near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas could increase the level of damages resulting from these risks. Despite the precautions TEP takes, events could cause considerable harm to people or property, could result in loss of service available to customers, and could have a material adverse effect on its financial condition and results of operations and ability to make distributions to unitholders. In addition, maintenance, repair and remediation activities could result in service interruptions on segments of its systems or alter the operational profile of its systems. Potential impacts arising from these service interruptions or operational profile changes on segments of its systems could include, among others, limitations on its ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of existing customers by others for potential new projects that would compete directly with existing services.
TEP could be required by regulatory authorities to test or undertake modifications to its systems, operations or both that could result in a material adverse impact on its business, financial condition and results of operations. For example, TEP received a Corrective Action Order from PHMSA on June 19, 2013 directing TEP to take certain investigative, testing and corrective measures with regard to the segment of the TIGT pipeline in Goshen County that failed on June 13, 2013. In August 2015, PHMSA informed TEP that TIGT had fully complied with the terms of the Corrective Action Order related to that incident and stated that no further action is contemplated. However, such actions, including those required by PHMSA, could materially and adversely impact its ability to meet contractual obligations and retain customers, with a resulting material adverse impact on its business and results of operations, and could also limit or prevent its ability to make quarterly cash distributions to its unitholders. Some or all of its costs arising from these operational risks may not be recoverable under insurance, contractual indemnification or increases in rates charged to its customers.
TEP's insurance coverage may not be adequate.
TEP is not insured or fully insured against all risks that could affect its business, including losses from environmental accidents. For example, TEP does not maintain business interruption insurance in the type and amount to cover all possible losses. In addition, TEP does not carry insurance for certain environmental exposures, including but not limited to potential environmental fines and penalties, certain business interruptions, named windstorm or hurricane exposures and, in limited circumstances, certain political risk exposures. Further, in the event there is a total or partial loss of one or more of its insured assets, any insurance proceeds that TEP may receive in respect thereof may be insufficient to effect a restoration of such asset to the condition that existed prior to such loss. In addition, TEP is either not insured or not fully insured with respect to the legal proceedings described in Note 17 – Legal and Environmental Matters to the consolidated financial statements and may, depending upon the circumstances, need to pay self-insured retention amounts prior to having losses covered by the insurance providers. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Furthermore, TEP may not be able to maintain or obtain insurance of the type and amount TEP desires at reasonable rates, and TEP has elected and may elect in the future to self-insure a portion of its risks of loss. As a result of market conditions, premiums and deductibles for certain types of insurance policies may substantially increase, and in some instances, certain types of insurance could become unavailable or available only for reduced amounts of coverage. Any insurance coverage TEP does obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses.
TEP's pipeline integrity program may impose significant costs and liabilities on TEP, while increased regulatory requirements relating to the integrity of its pipeline systems may require TEP to make additional capital and operating expenditures to comply with such requirements.
TEP is subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal requirements set by PHMSA for owners and operators of pipelines in the areas of pipeline design, construction, and testing, the qualification of personnel and the development of operations and emergency response plans. The rules require pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as HCAs.
TEP's pipeline operations are subject to pipeline safety regulations administered by PHMSA. These regulations, among other things, include requirements to monitor and maintain the integrity of its pipeline systems and determine the pressures at which its pipeline systems can operate. The Pipeline Safety Act of 2011 enacted January 3, 2012, amends the Pipeline Safety Improvement Act of 2002 in a number of significant ways, including:

•	reauthorizing funding for federal pipeline safety programs, increasing penalties for safety violations and establishing additional safety requirements for newly constructed pipelines;

•	requiring PHMSA to adopt appropriate regulations within two years and requiring the use of automatic or remote- controlled shutoff valves on new or rebuilt pipeline facilities;

•	requiring operators of pipelines to verify MAOP and report exceedances within five days; and

•
requiring studies of certain safety issues that could result in the adoption of new regulatory requirements for new and existing pipelines, including changes to integrity management requirements for HCAs, and expansion of those requirements to areas outside of HCAs.

In August 2012, PHMSA published rules to update pipeline safety regulations to reflect provisions included in the Pipeline Safety Act of 2011, including increasing maximum civil penalties from $0.1 million to $0.2 million per violation per day of violation and from $1.0 million to $2.0 million as a maximum amount for a related series of violations as well as changing PHMSA’s enforcement process.
The ultimate costs of compliance with the integrity management rules are difficult to predict. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipe determined to be located in HCAs or expansion of integrity management requirements to areas outside of HCAs can have a significant impact on the costs to perform integrity testing and repairs. Trailblazer recently conducted smart tool surveys and preliminary analysis on segments of its natural gas pipeline to evaluate the growth rate of corrosion downstream of compressor stations. Trailblazer currently believes that approximately 25 - 35 miles of pipe will likely need to be repaired or replaced in order for the pipeline to operate at its MAOP of 1,000 pounds per square inch. Such repair or replacement will likely occur over a period of years, depending upon final assessment of corrosion growth rates and the remediation and repair plan implemented by Trailblazer. Trailblazer is currently operating at less than its current MAOP, public notice of which was first provided in June 2014. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on TEP.
During 2015, Trailblazer completed 32 excavation digs at an aggregate cost of approximately $1.3 million based on preliminary analysis of the smart tool surveys performed in 2014. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is continuing to develop a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. In 2016, Trailblazer intends to replace approximately 8 miles of pipe at an estimated cost of $21.5 million. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
In connection with TEP's acquisition of the Trailblazer Pipeline, Tallgrass Development agreed to contractually indemnify TEP for any out of pocket costs incurred between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline’s disbonded Hi-Melt CTE coating. The contractual indemnity provided by Tallgrass Development currently is capped at $20 million and is subject to an annual $1.5 million deductible. TEP will continue pipeline integrity testing programs to assess and maintain the integrity of its existing and future pipelines as required by the U.S. Department of Transportation regulations. The results of these tests could cause TEP to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines, which expenditures could be material.
Additionally, TEP had several minor incidents in 2014 and 2015 on the Pony Express System that TEP reported to PHMSA during final commissioning and since the line has been placed into commercial service. In each of these cases, which released between 0.5 and 300 bbls of crude oil, the remediation activities have been completed without material cost to the Pony Express System, and the matters have been closed by the applicable agencies. In late 2015, anomalies were detected on the portion of the Pony Express System’s pipeline that was converted from gas service.  These anomalies were reported to PHMSA on December 2, 2015. Pony Express is continuing to evaluate and remediate these issues on the converted pipeline section of the Pony Express System. Tallgrass Development has agreed to contractually indemnify TEP for out of pocket costs incurred to repair, replace or remediate anomalies in any part of the Pony Express System’s pipeline that was converted from gas service to the extent such anomalies are identified by in-line inspection tools during the period from January 1, 2015 until January 1, 2019. The contractual indemnity provided by Tallgrass Development is capped at $11 million and is subject to an annual $1 million deductible.
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
Further, additional laws, regulations and policies that may be enacted or adopted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures. For example, PHMSA issued an Advisory Bulletin in May 2012 which advised pipeline operators that they must have records to document the MAOP for each section of their pipeline and that the records must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing (including hydrotesting) or modifying or replacing facilities to meet the demands of verifiable pressures, could significantly increase its costs. TIGT continues to investigate and, when necessary, report to PHMSA the miles of pipeline for which it has incomplete records for MAOP. TEP is currently undertaking an extensive internal record review in view of the anticipated PHMSA annual reporting requirements. Additionally, failure to locate such records or verify maximum pressures could require TEP to operate at reduced pressures, which would reduce available capacity on its natural gas pipeline systems. These specific requirements do not currently apply to crude oil pipelines, but forthcoming regulations implementing the Pipeline Safety Act of 2011 likely will expand the scope of regulation applicable to crude oil pipelines. There can be no assurance as to the amount or timing of future expenditures required to comply with pipeline integrity regulation, and actual future expenditures may be different from the amounts TEP currently anticipates. In addition, TEP may be subject to enforcement actions and penalties for failure to comply with pipeline regulations. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on its business, financial position, results of operations and prospects. In addition, TEP may be subject to enforcement actions and penalties for failure to comply with pipeline regulations.
Climate change regulation at the federal, state or regional levels could result in increased operating and capital costs for TEP and reduced demand for its services.
The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the CAA, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. Some of its facilities are required to report under this rule, and operational and/or regulatory changes could require additional facilities to comply with GHG emissions reporting requirements. Furthermore, in August 2015, the EPA proposed changes to its regulations imposing more stringent controls on methane and volatile organic compounds emissions from oil and gas development, production, and transportation operations. A final rule is expected in 2016. The Administration has also announced that other federal agencies, including the BLM, the PHMSA, and the U.S. Department of Energy will impose new or more stringent regulations on the oil and gas sector that are designed to reduce methane emissions. In addition, almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.
The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, TEP's equipment and operations could require TEP to incur additional costs to reduce emissions of GHGs associated with its operations, could adversely affect its operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the crude oil and natural gas TEP gathers, processes, or otherwise handles. For instance, the EPA and BLM’s recently proposed rules could result in the direct regulation of GHGs associated with its operations. TEP is not able at this time to estimate such increased costs; however, they could be significant. While TEP may be able to recover some or all of such increased costs in the rates charged by its processing facilities, such recovery of costs is uncertain and may depend on the terms of its contracts with its customers.
If new laws or regulations that significantly restrict GHGs are adopted, such laws could also make it more difficult or costly for TEP's customers to operate, which could reduce its customers’ production and therefore the demand for its services. While TEP is not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for TEP. For instance, increasing regulatory pressures as a result of the EPA’s "Clean Power Plan" rule or other initiatives could impact its customers’ operations and, therefore, the overall demand for its services. Restrictions on GHG emissions could also reduce the volume of natural gas that its customers produce, and could thereby adversely affect its revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for TEP and its customers, which could ultimately decrease end-user demand for its services and could have a material adverse effect on its business. In addition, to the extent financial markets view climate change and GHG emissions as a financial risk, this could materially and adversely impact its cost of and access to capital. Legislation or regulations that may be adopted to address climate change, or incentives to conserve energy or use alternative energy sources, could also affect the markets for its services by making natural gas and crude oil products less desirable than competing sources of energy.

TEP's operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose TEP to significant costs, liabilities and expenditures that could exceed its current expectations.
Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in TEP's crude oil transportation, natural gas transportation, storage and processing, NGL transportation and water business services, and as a result, TEP may be required to make substantial expenditures that could exceed current expectations. TEP's operations are subject to extensive federal, state, and local laws and regulations governing health and safety aspects of its operations, environmental protection, including the discharge of materials into the environment, and the security of chemical and industrial facilities. These laws include, but are not limited to, the following:

•	CAA and analogous state and local laws, which impose obligations related to air emissions;

•	CWA and analogous state and local laws, which regulate discharge of pollutants (Section 402) or fill material (Section 404) from its facilities to state and federal waters, including wetlands;

•
CERCLA and analogous state and local laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by TEP or locations to which TEP has sent wastes for disposal;

•	RCRA and analogous state and local laws, which impose requirements for the handling and discharge of hazardous and nonhazardous solid waste from its facilities;

•
OSHA and analogous state and local laws, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;

•
NEPA and analogous state and local laws, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of Environmental Assessments and more detailed Environmental Impact Statements that may be made available for public review and comment;

•
The Migratory Bird Treaty Act, and analogous state and local laws, which implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds and, pursuant to which the taking, killing or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;

•
ESA and analogous state and local laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species;

•
Bald and Golden Eagle Protection Act and analogous state and local laws, which prohibits anyone, without a permit issued by the Secretary of the Interior, from "taking" bald or golden eagles, including their parts, nests, or eggs, and defines "take" as "pursue, shoot, shoot at, poison, wound, kill, capture, trap, collect, molest or disturb;"

•
OPA and analogous state and local laws, which imposes liability for discharges of oil into waters of the United States and requires facilities which could be reasonably expected to discharge oil into waters of the United States to maintain and implement appropriate spill contingency plans; and

•	National Historic Preservation Act and analogous state and local laws, which is intended to preserve and protect historical and archeological sites.
Various governmental authorities, including but not limited to the EPA, the U.S. Department of the Interior, the U.S. Department of Homeland Security, and analogous federal, state and local agencies have the power to enforce compliance with these and other similar laws and regulations and the permits and related plans issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these and other similar laws, regulations, permits, plans and agreements may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of TEP's operations, and delays in granting permits.
There is inherent risk of the incurrence of environmental costs and liabilities in TEP's business, some of which may be material, due to its handling of the products TEP transports, processes and stores, air emissions related to its operations, historical industry operations, and waste disposal practices, such as the prior use of flow meters and manometers containing mercury. These activities are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact its business activities in many ways, such as restricting the way TEP handles or disposes of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including but not limited to CERCLA, RCRA and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of materials associated with oil, natural gas and wastes on, under, or from its properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. TEP is generally responsible for all liabilities associated with the environmental condition of its facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, TEP could acquire, or be required to provide indemnification against, environmental liabilities that could expose TEP to material losses, which may not be covered by insurance. In addition, the steps TEP could be required to take to bring certain facilities into compliance could be prohibitively expensive, and TEP might be required to shut down, divest or alter the operation of those facilities, which might cause TEP to incur losses. TEP is currently conducting remediation at several sites to address contamination. For 2014, TEP spent approximately $270,000, for 2015 TEP spent approximately $497,000 and for 2016 TEP has budgeted approximately $1.3 million for these ongoing environmental remediation projects.
Private parties, including but not limited to the owners of properties through which TEP's pipelines pass and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws, regulations and permits issued thereunder, or for personal injury or property damage arising from its operations. Some sites at which TEP operates are located near current or former third-party hydrocarbon storage, processing, operations or other facilities, and there is a risk that contamination has migrated from those sites to TEP's that could result in remedial action. In addition, increasingly strict laws, regulations and enforcement policies could materially increase its compliance costs and the cost of any remediation that may become necessary. TEP's insurance does not cover all environmental risks and costs and may not provide sufficient coverage if an environmental claim is made against TEP.
In June 2013, the EPA extended its National Enforcement Initiatives, enforcement priorities list, including an initiative related to Energy Extraction Activities, for 2014 through 2016. TEP cannot predict what the results of the current initiative or any future initiative will be, or whether federal, state or local laws or regulations will be enacted in this area. If new regulations are imposed related to oil and gas extraction, the volumes of products, including hydrocarbons and water, that TEP transports, stores, gathers, disposes and/or processes could decline and its results of operations could be materially and adversely affected.
TEP's business may be materially and adversely affected by changed regulations and increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits or plans developed thereunder. Also, TEP might not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operations, or may have to implement contingencies or conditions in order to obtain such approvals. If there is a delay in obtaining any required environmental regulatory approvals, or if TEP fails to obtain and comply with them, the operation, maintenance or construction of its facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to its business, financial condition, results of operations and cash flows. For instance, on November 25, 2014, the Wyoming Department of Environmental Quality issued a Notice of Violation for violations of Part 60 Subpart OOOO related to the Casper Gas Plant Depropanizer project. TMID had discussed the issues in a meeting with WDEQ in Cheyenne on November 17, 2014 and submitted a disclosure on November 20, 2014 detailing the regulatory issues and potential violations. The project triggered a modification of the CAA’s NSPS Subpart OOOO for the entire plant. The project equipment as well as plant equipment subjected to Subpart OOOO was not monitored timely, and initial notification was not made timely. Settlement negotiations with WDEQ are currently ongoing. Costs associated with penalties and to comply with the terms of any consent decree or settlement, as well as with Subpart OOOO, could be material.
TEP is also generally responsible for all liabilities associated with the environmental condition of its facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, such as its recent acquisition in December 2015 of a fresh water delivery and storage system, a produced water gathering and disposal system and multiple produced water disposal wells from Whiting, TEP could acquire, or be required to provide indemnification against, environmental liabilities that could expose TEP to material losses, which may not be covered by insurance. In addition, the steps TEP could be required to take to bring certain facilities into compliance could be prohibitively expensive, and TEP might be required to shut down, divest or alter the operation of those facilities, which might cause TEP to incur losses. As another example, the Casper Gas Plant is part of the Mystery Bridge Road/U.S. Highway 20 Superfund Site also known as Casper Mystery Bridge Superfund Site. Remediation work at the Casper Gas Plant has been completed, and TEP has requested that the portion of the site attributable to TEP be delisted from the National Priorities List. As another example, in August 2011, the EPA and the Wyoming Department of Environmental Quality conducted an inspection of the Leak Detection and Repair Program, or LDAR, at the Casper Plant in Wyoming. In September 2011, TMID received a letter from the EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the CAA. TMID received a letter from the EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the EPA and Department of Justice beginning in July 2014. In July 2014, the EPA provided TMID with a draft Consent Decree that has been the basis for subsequent settlement negotiations. Subsequently, the EPA indicated that it intends to join TIGT as a defendant in this matter based on TIGT’s ownership of the compressor station located adjacent to the Casper Gas Plant in order to address alleged LDAR issues at the compressor station. Most recently, the parties held a settlement meeting in August 2015. Following the settlement meeting, negotiations are continuing and the parties have entered into tolling agreements that have tolled the statute of limitations until April 29, 2016. TEP is not currently able to estimate the costs that may be associated with a settlement or other resolution of this matter, which could be substantial.
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
Also, on June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, issued a final rule to clarify the term "waters of the United States" as it pertains to federal jurisdiction under the CWA. Many interested parties believe that the rule expands federal jurisdiction under the CWA. Although it is unclear how the Corps and the EPA will implement this rule, the rule may require additional Corps or the EPA authorizations or involvement in TEP's future operations, for instance, if TEP extends its pipelines into or across areas (such as certain ditches) newly considered "waters of the United States" under the final rule.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be materially different from the amounts TEP currently anticipates. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from its customers, could have a material adverse effect on TEP's business, financial position, results of operations and prospects.
Increased regulation of hydraulic fracturing and other oil and natural gas processing operations could affect TEP's operations and result in reductions or delays in production by its customers, which could have a material adverse impact on its revenues.
A sizeable portion of the production by TEP's customers comes from hydraulically fractured wells. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process typically involves the injection of water, sand and a small percentage of chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state’s oil and gas commission. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, on May 19, 2014, the EPA published an advance notice of rulemaking under the Toxic Substances Control Act, to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration and production. In August 2015, the EPA proposed updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA has also issued a proposed rule that would prevent the discharge of hydraulic fracturing wastewater into publicly owned sewage treatment plants. Also, effective June 24, 2015, the BLM adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and Indian lands. The BLM also proposed new rules in January 2016 to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases.
Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, some states, including those in which TEP operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. Other governmental agencies, including the U.S. Department of Energy and the EPA, have evaluated or are evaluating various other aspects of hydraulic fracturing such as the potential environmental effects of hydraulic fracturing on drinking water and groundwater.

If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or significantly more costly for TEP's customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of crude oil, natural gas or other hydrocarbons that its customers produce, and could thereby adversely affect its revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for TEP and its customers, which could ultimately decrease end-user demand for its services and could have a material adverse effect on its business.
TEP's produced water disposal operations may be subject to additional regulation and liability or claims of environmental damages.
TEP operates produced water disposal wells and locations, which have received the necessary governmental permits for drilling a disposal well. These wells are regulated under the federal SDWA as Class II wells and under state laws. State laws and regulations that govern these operations can be more stringent than the SDWA. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase its compliance costs and the cost of any remediation that may become necessary. TEP may also incur material environmental costs and liabilities. Furthermore, its insurance may not provide sufficient coverage in the event an environmental claim is made against TEP. In addition, although the disposal wells have received certain governmental regulatory licenses, permits or approvals, this does not shield TEP from potential claims from third parties claiming contamination of their water supply or other environmental damages. Remediation of environmental contamination or damages can be extremely costly and such costs, if TEP were found liable, may have a material adverse effect on its business, financial condition and results of operations.
Produced water injection well operations and hydraulic fracturing may cause induced seismicity.
State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of produced water injection wells in the vicinity of seismic events have been ordered to reduce produced water injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In 2015, the United States Geological Study identified eight states, including Colorado and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that produced water disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of produced water injection wells and hydraulic fracturing. Such regulations and restrictions could have a material adverse effect on TEP's business, financial condition and results of operations.
TEP is exposed to costs associated with lost and unaccounted for volumes.
A certain amount of natural gas and crude oil may be lost or unaccounted for in normal operations in connection with their transportation across a pipeline system. Under TEP's tariffs and contractual arrangements with its customers TEP is entitled to retain a specified volume of natural gas and crude oil in order to compensate TEP for such lost and unaccounted for volumes, as well as the natural gas used to run its natural gas compressor stations (collectively referred to as "fuel usage"). TEP's pipeline tariffs, other than the Trailblazer Pipeline's, do not currently contain fuel usage true-up mechanisms. TIGT has proposed to replace its fixed FL&U charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period’s under/over collection and the forecasted FL&U expense for the upcoming period.  The FERC accepted such proposal to be effective upon motion May 1, 2016, subject to refund. The proposal may be ultimately rejected or modified by the FERC. The use of fuel (natural gas, electric and lost and unaccounted for gas) trackers on the Trailblazer Pipeline, while minimizing risk over time, nevertheless leaves the Trailblazer Pipeline exposed to the possibility of under- or over-collections on an annual basis. While the TIGT fuel tracker mirrors the Trailblazer tracker in requiring an annual redetermination, the TIGT proposal also allows for TIGT to re-determine the fuel reimbursement percentages and lost and unaccounted for ("L&U") reimbursement percentages on a monthly basis based on updated gas fuel and/or receipt quantities. This ability would act to further minimize TIGT’s exposure to the possibility of under- or over-collections on an annual basis. The level of lost and unaccounted for volumes, and natural gas fuel usage, on its pipeline systems may exceed the natural gas and crude oil volumes retained from its customers as compensation for its lost and unaccounted for volumes, and fuel usage, pursuant to its tariffs and contractual agreements, and it may be necessary to purchase natural gas or crude oil in the market to make up for the difference, which exposes TEP to commodity price risk. Future exposure to the volatility of natural gas and crude oil prices as a result of lost and unaccounted for volume imbalances could have a material adverse effect on its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.

TEP has certain long-term fixed priced natural gas and crude oil transportation contracts that cannot be adjusted even if its costs increase, and TEP has certain crude oil transportation contracts that contain favored nation provisions that could require rate decreases if other similarly situated shippers are paying lower rates. As a result, its costs could exceed its revenues.
Approximately two-thirds of TEP's contracted natural gas transportation firm capacity is provided under long-term, fixed price "negotiated or discount rate" contracts that are not subject to adjustment, even if its cost to perform such services exceeds the revenues received from such contracts, and, as a result, its costs could exceed its revenues received under such contracts. It is possible that costs to perform services under its "negotiated or discount rate" contracts will exceed the negotiated or discounted rates. It is also possible with respect to discounted rates that if its filed "recourse rates" should ever be reduced below applicable discounted rates, TEP would only be allowed by the FERC to charge the lower recourse rates, since FERC policy does not allow discount rates to be charged to the extent that they exceed applicable recourse rates. If these events were to occur, it could decrease the cash flow realized by TEP's assets and, therefore, the cash TEP has available for distributions to its unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a "negotiated rate," which is generally fixed between the natural gas pipeline and the shipper for the contract term and does not necessarily vary with changes in the level of cost-based "recourse rates," provided that the affected customer is willing to agree to such rates and that the FERC has accepted the negotiated rate agreement. These "negotiated or discount rate" contracts are not generally subject to adjustment for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between "recourse rates" (if higher) and negotiated or discounted rates, under current FERC policy, may be recoverable from other shippers in certain circumstances. For example, the FERC may recognize this shortfall in the determination of prospective rates in a future rate case. However, if the FERC were to disallow the recovery of such costs from other customers, it could decrease the cash flow realized by its assets and, therefore, the cash TEP has available for distributions to its unitholders.
Approximately 90% of the Pony Express System's current available capacity is provided to committed shippers under long-term "Throughput and Deficiency Agreements" or "TDAs". Rates under the TDAs are typically subject to change only per contract terms and conditions, including Pony Express’s right to file changes to contract rates to reflect annual index percentage adjustments published by the FERC. TEP generally cannot file for rate increases with respect to committed shippers who have signed TDAs, other than to reflect annual index adjustments or to recover compliance costs imposed by governmental actions. Some of the TDAs also contain favored nations provisions which could result in lower rates being charged to certain committed shippers to ensure that the rates such shippers are paying are no greater than ninety to one hundred percent of the rates being charged to other similarly situated shippers for similar service at similar volumes and terms.
The TDAs for the Pony Express System and some of TEP's service agreements with respect to its water business services contain provisions that can reduce the cash flow stability that the agreements were designed to achieve.
The TDAs for the Pony Express System and some of TEP's service agreements with respect to its water services business are firm fee contracts with minimum volume commitments that are designed to generate stable cash flows and minimize direct commodity price risk. Under these minimum volume commitments, its customers agree to ship a minimum volume of crude oil or to have a minimum volume of water serviced, as the case may be, over certain periods during the term of the applicable agreement.
If a customer's actual throughput volumes or volumes serviced are less than its minimum volume commitment for the applicable period, it must make a deficiency payment at the end of the applicable period based upon the difference between the minimum volume commitment and the actual amounts serviced. A customer may apply any deficiency payments it makes as a credit against payment for volumes transported or serviced by TEP in excess of its minimum volume commitment in future periods. Upon termination of the Pony Express TDAs, customers may continue to use any remaining deficiency credits against any volumes serviced by TEP even though such customers may no longer have a minimum volume commitment.
To the extent that a customer's actual throughput volumes or volumes serviced are above its minimum volume commitment for the applicable period, the customer may use the excess volumes to credit against future deficiency payments in subsequent periods. Some or all of these provisions can apply in combination with one another. As a result, in the future TEP may not receive any cash payments for volumes shipped or serviced by TEP, and TEP may not receive deficiency payments as a result of excess volumes shipped in prior periods. This would result in reduced revenue and cash flows to TEP.
Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on TEP's natural gas storage business.
Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for TEP's storage services. The natural gas storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which impacts the level of demand for its services and the rates TEP is able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased production capacity or otherwise, then demand for its storage services and the prices that TEP will be able to charge for those services may decline.
In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and likely place upward pressure on the costs of associated storage expansion activities. Alternatively, an extended period of low seasonal volatility in natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on TEP's business, financial condition, results of operations and ability to make distributions.
Certain portions of TEP's transportation, storage and processing facilities have been in service for several decades. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with its facilities that could have a material adverse effect on its business and results of operations.
Significant portions of TEP's transportation, storage and processing systems have been in service for several decades. The age and condition of its facilities could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce its revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of its facilities could adversely affect its business and results of operations and its ability to make cash distributions to its unitholders.
TEP's revolving credit facility could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.
TEP's revolving credit facility limits its ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
TEP's revolving credit facility also contains covenants requiring TEP to maintain certain financial ratios. TEP's ability to meet those financial ratios and tests can be affected by events beyond its control, and TEP cannot assure you that it will meet those ratios and tests.
Further, TEP's obligations under the revolving credit facility are (i) guaranteed by TEP and each of its existing and subsequently acquired or organized direct or indirect wholly-owned domestic subsidiaries, subject to its ability to designate certain subsidiaries as "Unrestricted Subsidiaries," and (ii) secured by a first priority lien on substantially all of the present and after acquired property owned by TEP and each guarantor (other than real property interests related to its pipelines).
The provisions of TEP's revolving credit facility may affect TEP's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of its revolving credit facility, including a failure to meet the required financial ratios and tests, could result in a default or an event of default that could enable its lenders to restrict or prohibit its ability to make quarterly distributions and declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of its debt is accelerated and TEP is unable to repay the debt in full, its lenders could foreclose on the assets pledged by TEP and the guarantors under the revolving credit facility. In that case, its assets may be insufficient to repay such debt in full, and its unitholders could experience a partial or total loss of their investment.
Tallgrass Equity’s ownership in TEP’s IDRs, TEP’s common units and TEP’s general partner interest, are pledged under Tallgrass Equity’s revolving credit facility.
Tallgrass Equity’s direct ownership of 20,000,000 TEP common units and its direct ownership of its general partner (which owns TEP's IDRs and general partner interest), are pledged as security under Tallgrass Equity’s revolving credit facility. Tallgrass Equity’s revolving credit facility contains customary and other events of default. Upon an event of default, the lenders under Tallgrass Equity’s revolving credit facility could foreclose on Tallgrass Equity's ownership interest in TEP GP and the 20,000,000 TEP common units owned by Tallgrass Equity. This could ultimately result in a change in control of TEP GP, which would constitute an immediate event of default under TEP's credit facility. This would have a material adverse effect on TEP's business, financial condition and results of operations.

TEP's future debt levels may limit its flexibility to obtain financing and to pursue other business opportunities.
TEP's level of debt could have important consequences to TEP, including the following:

•
its ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	its funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of its cash flow required to make interest payments on its debt;

•	TEP may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	its flexibility in responding to changing business and economic conditions may be limited.
TEP's ability to service its debt depends upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If its operating results are not sufficient to service its current or future indebtedness, TEP will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. Taking any of these actions is likely to reduce the value of an investment in TEP. Plus, TEP may not be able to effect any of these actions on satisfactory terms or at all.
Increases in interest rates could adversely impact demand for TEP's storage capacity, its unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
There is a financing cost for TEP's customers to store natural gas in its storage facilities. That financing cost is impacted by the cost of capital or interest rate incurred by the customer in addition to the commodity cost of the natural gas in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing natural gas for future sale. As a result, a significant increase in interest rates could adversely affect the demand for its storage capacity independent of other market factors.
The interest rate on borrowings under TEP's revolving credit facility float based upon one or more of the prime rate, the U.S. federal funds rate or LIBOR. As a result, those borrowings, as well as borrowings under its possible future credit facilities or debt offerings, could be higher than current levels, causing its financing costs to increase accordingly. TEP does not currently hedge the interest rate risk on borrowings under its revolving credit facility.
As with other yield-oriented securities, TEP's unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in its units, and a rising interest rate environment could have an adverse impact on its unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
The lack of diversification of TEP's assets and geographic locations could adversely affect its ability to make distributions to its common unitholders.
TEP relies on revenues generated from its assets, which are primarily located in the Rocky Mountain and Midwest regions of the United States. Revenues on its assets primarily depend on exploration and production activities of its customers located in these regions. Due to its lack of diversification in assets and geographic location, an adverse development in these businesses or its customers' areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in supply or demand for hydrocarbons, could have a significantly greater impact on its results of operations and cash available for distribution to its common unitholders than if TEP maintained more diverse assets and locations. For example, its water business services is concentrated in a limited number of assets and primarily consists of its water business operations in Weld County, Colorado. Thus, the growth and profitability of its water business services will be especially vulnerable to conditions and fluctuations in the local Weld County economy and subject to changes in local government regulations and priorities.
TEP does not own most of the land on which its assets are located, which could disrupt its operations and subject TEP to increased costs.
TEP does not own in fee but rather have leases, easements, rights-of-way, permits and licenses for most of the land on which its assets are located, and TEP is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if TEP does not have valid interests in the land, if such interests in the land lapse or terminate or if its facilities are not properly located within the boundaries of such interests in the land. For example, the West Frenchie Draw treating facility is located on land leased from the Wyoming Board of Land Commissioners pursuant to a contract that can be terminated at any time. Although many of these rights are perpetual in nature, TEP occasionally obtains the right to construct and operate pipelines on other owners’ land for a specific period of time. If TEP was to be unsuccessful in renegotiating its leases, easements, rights-of-way, permits and licenses, TEP might incur increased costs to maintain its assets, which could have a material adverse effect on its business, results of operations, financial condition and ability to make distributions to its unitholders. In addition, TEP is subject to the possibility of increased costs under its rental agreements with landowners, primarily through rental increases and renewals of expired agreements.
Some leases, easements, rights-of-way, permits and licenses for TEP's assets are shared with other pipeline systems and other assets owned by third parties. TEP or owners of the other pipeline systems or assets may not have commenced or concluded eminent domain proceedings for some rights-of-way. In some instances, lands over which leases, easements, rights-of-way, permits and licenses have been obtained are subject to prior liens which have not been subordinated to the grants to TEP.
TEP's interstate natural gas pipeline systems have federal eminent domain authority. Whether TEP has the power of eminent domain for the Pony Express crude oil pipeline varies from state to state, depending upon the laws of the particular state. Regardless, TEP must compensate landowners for the use of their property, which may include any loss of value to the remainder of their property not being used by TEP, which are sometimes referred to as "severance damages." Severance damages are often difficult to quantify and their amount can be significant. In eminent domain actions, such compensation may be determined by a court. TEP's inability to exercise the power of eminent domain could negatively affect its business if TEP was to lose the right to use or occupy the property on which its crude oil or natural gas pipeline systems are located.
TEP's operations are dependent on its rights and ability to receive or renew the required permits and other approvals from governmental authorities and other third parties.
Performance of TEP's operations requires that TEP obtains and maintains numerous environmental and land use permits and other approvals authorizing its business activities. A decision by a governmental authority or other third party to deny, delay or restrictively condition the issuance of a new or renewed permit or other approval, or to revoke or substantially modify an existing permit or other approval, could have a material adverse effect on its ability to initiate or continue operations at the affected location or facility. Expansion of its existing operations is also predicated on securing the necessary environmental or land use permits and other approvals, which TEP may not receive in a timely manner or at all.
In order to obtain permits and renewals of permits and other approvals in the future, TEP may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed activities may have on the environment, individually or in the aggregate, including on public and Indian lands. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site or pipeline alignment. Also, obtaining or renewing required permits or other approvals is sometimes delayed or prevented due to community opposition and other factors beyond its control. The denial of a permit or other approval essential to its operations or the imposition of restrictive conditions with which it is not practicable or feasible to comply could impair or prevent its ability to develop or expand a property or right-of-way. Significant opposition to a permit or other approval by neighboring property owners, members of the public or non-governmental organizations, or other third parties or delay in the environmental review and permitting process also could impair or delay its ability to develop or expand a property or right-of-way. New legal requirements, including those related to the protection of the environment, could be adopted at the federal, state and local levels that could materially adversely affect its operations, its cost structure or its customers’ ability to use its services. Such current or future regulations could have a material adverse effect on its business and TEP may not be able to obtain or renew permits or other approvals in the future.
A shortage of skilled labor in the midstream industry could reduce labor productivity and increase costs, which could have a material adverse effect on TEP's business and results of operations.
The transportation, storage and processing of natural gas, the transportation of crude oil and water and the fractionation of NGLs requires skilled laborers in multiple disciplines such as equipment operators, mechanics and engineers, among others. If TEP experiences shortages of skilled labor in the future, its labor and overall productivity or costs could be materially and adversely affected. If its labor prices increase or if TEP experiences materially increased health and benefit costs for employees, its results of operations could be materially and adversely affected.
If TEP fails to develop or maintain an effective system of internal controls, TEP may not be able to report its financial results accurately or prevent fraud, which would likely have a negative impact on the market price of its common units.
Upon the completion of the TEP IPO, TEP became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. Effective internal controls are necessary for TEP to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. TEP's efforts to develop and maintain its internal controls may not be successful, and TEP may be unable to maintain effective controls over its financial processes and reporting in the future or to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. For example, Section 404 requires TEP, among other things, to annually review and report on, and its independent registered public accounting firm to attest to, the effectiveness of its internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve its internal controls could harm its operating results or cause TEP to fail to meet its reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, TEP can provide no assurance as to its, or TEP's independent registered public accounting firm's, conclusions about the effectiveness of its internal controls, and TEP may incur significant costs in its efforts to comply with Section 404. Ineffective internal controls will subject TEP to regulatory scrutiny and a loss of confidence in its reported financial information, which could have an adverse effect on its business and would likely have a negative effect on the trading price of its common units.
The outcome of future rate cases will determine the amount of income taxes that TEP will be allowed to recover.
In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. The extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. An adverse determination by the FERC with respect to this issue could have a material adverse effect on TEP's revenues, earnings and cash flows.
New technology, including those involving recycling of produced water or the replacement of water in fracturing fluid, may adversely affect TEP's future results of operations and financial condition.
The produced water disposal industry is subject to the introduction of new waste treatment and disposal techniques and services using new technologies including those involving recycling of produced water, some of which may be subject to patent protection. As competitors and others use or develop new technologies or technologies comparable to TEP's water business services in the future, TEP may lose market share or be placed at a competitive disadvantage. For example, some companies have successfully used propane as the fracturing fluid instead of water. Further, TEP may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of its competitors may have greater financial, technical and personnel resources than TEP does, which may allow them to gain technological advantages or implement new technologies before TEP can. Additionally, TEP may be unable to implement new technologies or products at all, on a timely basis or at an acceptable cost. New technology could also make it easier for TEP's customers to vertically integrate their operations or reduce the amount of waste produced in oil and natural gas drilling and production activities, thereby reducing or eliminating the need for third-party disposal. Limits on its ability to effectively use or implement new technologies in its water business services may have a material adverse effect on its business, financial condition and results of operations.
TEP's business could be negatively impacted by security threats, including cyber security threats, and related disruptions.
TEP relies on its information technology infrastructure to process, transmit and store electronic information, including information TEP uses to safely operate its assets. TEP may face cyber security and other security threats to its information technology infrastructure, which could include threats to its operational and safety systems that operate its pipelines, plants and assets. TEP could face unlawful attempts to gain access to its information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, "hacktivists," or private individuals. The age, operating systems or condition of its current information technology infrastructure and software assets and its ability to maintain and upgrade such assets could affect its ability to resist cyber security threats. TEP could also face attempts to gain access to information related to its assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information, otherwise known as "social engineering."
TEP's information technology infrastructure is critical to the efficient operation of its business and essential to its ability to perform day-to-day operations. Breaches in its information technology infrastructure or physical facilities, or other disruptions, could result in damage to its assets, service interruptions, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on its operations, financial position, results of operations and prospects.
If TEP is unable to protect its information and telecommunication systems against disruptions or failures, its operations could be disrupted.
TEP relies extensively on computer systems to process transactions, maintain information and manage its business. Disruptions in the availability of its computer systems could impact its ability to service its customers and adversely affect its sales and results of operations. TEP is dependent on internal and third-party information technology networks and systems, including the Internet and wireless communications, to process, transmit and store electronic information. TEP's computer systems are subject to damage or interruption due to system replacements, implementations and conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes, snowstorms and floods and usage errors by its employees. If its computer systems are damaged or cease to function properly, TEP may have to make a significant investment to fix or replace them, and TEP may have interruptions in its ability to service its customers. Although TEP attempts to eliminate or reduce these risks by using redundant systems, this disruption caused by the unavailability of TEP's computer systems could nevertheless significantly disrupt its operations or may result in financial damage or loss due to, among other things, lost or misappropriated information.
Tax Risks
As our only cash-generating assets consist of our membership interest in Tallgrass Equity and its related direct and indirect interests in TEP, our tax risks are primarily derivative of the tax risks associated with an investment in TEP.
The tax treatment of TEP depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat TEP as a corporation for U.S. federal income tax purposes, or TEP becomes subject to material additional amounts of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to us and increase the portion of our distributions treated as taxable dividends.
We own a 30.35% membership interest in Tallgrass Equity, which directly owns the Acquired TEP Units and indirectly owns all of TEP’s IDRs and TEP’s general partner interest (which was approximately 1.23% as of February 17, 2016). Accordingly, the value of our indirect investment in TEP, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on TEP being treated as a partnership for federal income tax purposes, which requires that 90% or more of TEP’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code").
Despite the fact that TEP is a limited partnership under Delaware law and, unlike us, has not elected to be treated as a corporation for federal income tax purposes, it is possible, under certain circumstances, for a publicly traded partnership such as TEP to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe based upon TEP's current operations that TEP is so treated, a change in TEP’s business could cause it to be treated as a corporation for federal income tax purposes or otherwise subject it to federal income taxation as an entity. For example, TEP would be treated as a corporation if less than 90% of its gross income for any taxable year consists of "qualifying income" within the meaning of Section 7704 of the Code.
If TEP were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income taxes at varying rates. Distributions to TEP’s partners, including Tallgrass Equity, would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to TEP’s partners. Because a tax would be imposed upon TEP as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of TEP as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our Class A shares.
At the state level, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.  Imposition of such a tax on TEP by any state will reduce the cash available for distributions to TEP unitholders, likely causing a substantial reduction in the value of our Class A shares.
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

The tax treatment of publicly traded partnerships such as TEP could be subject to potential legislative, judicial, or administrative changes and differing interpretations of applicable law, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including TEP, may be modified by legislative, judicial, or administrative changes, or interpretations of applicable law at any time. Any modifications to the U.S. federal income tax laws that may be applied retroactively or prospectively could make it more difficult or impossible to meet the expectation of future cash distributions or reduce the cash available for distributions to our shareholders. For example, from time to time, the President or members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such recent legislative proposal would have eliminated, and the President proposed in his recently issued budget proposal to eliminate, the qualifying income exception upon which TEP relies for its treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or any other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of our indirect investment in TEP. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.
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
If the IRS makes audit adjustments to TEP's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from TEP, in which case TEP's cash available for distribution to TEP's unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to TEP's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from TEP. TEP will generally have the ability to shift any such tax liability to its general partner and its unitholders in accordance with their interests in TEP during the year under audit, but there can be no assurance that TEP will be able to (or will choose to) do so under all circumstances. If TEP is required to make payments of taxes, penalties and interest resulting from audit adjustments, its cash available for distribution to its unitholders might be substantially reduced.
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
Changes in certain market conditions may cause our Class A share price to decrease. If the Exchange Right Holders exercise their Exchange Right when our Class A share price is less than the price at which the Class A shares were sold in the Offering, the ratio of our income tax deductions to gross income would decline. This decline could result in our being subject to tax sooner than expected, our tax liability being greater than expected, or a greater portion of our distributions being treated as taxable dividends.
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
Distributions we pay with respect to our shares will constitute "dividends" for U.S. federal income tax purposes only to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits will not be treated as "dividends" for U.S. federal income tax purposes; instead, they will be treated first as a tax-free return of capital to the extent of your tax basis in your shares and then as capital gain realized on the sale or exchange of such shares. We may be unable to timely determine the portion of our distributions that is a "dividend" for U.S. federal income tax purposes.
If you are a U.S. holder of our Class A shares, the IRS Form 1099-DIV may not be consistent with our determination of the amount that constitutes a "dividend" to you for U.S. federal income tax purposes or you may receive a corrected IRS Form 1099-DIV (and you may therefore need to file an amended federal, state or local income tax return). We will attempt to timely notify you of available information to assist you with your income tax reporting (such as posting the correct information on our website). However, the information that we provide to you may be inconsistent with the amounts reported to you by your broker on IRS Form 1099-DIV, and the IRS may disagree with any such information and may make audit adjustments to your tax return.
If you are a non-U.S. holder of our Class A shares, "dividends" for U.S. federal income tax purposes will be subject to withholding of U.S. federal income tax at a 30% rate (or such lower rate as may be specified by an applicable income tax treaty) unless the dividends are effectively connected with your conduct of a U.S. trade or business. In the event that we are unable to timely determine the portion of our distributions that is a "dividend" for U.S. federal income tax purposes, or your broker or withholding agent chooses to withhold taxes from distributions in a manner inconsistent with our determination of the amount that constitutes a "dividend" for such purposes, your broker or other withholding agent may overwithhold taxes from distributions paid to you. In such a case, you generally would have to timely file a U.S. tax return or an appropriate claim for refund in order to obtain a refund of the overwithheld tax.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
A description of our properties is contained in Item 1.—Business, "Our Assets" of this Annual Report.
Our principal executive offices are located at 4200 W. 115th Street, Suite 350, Leawood, KS 66211 and our telephone number is 913-928-6060.
We own two office buildings in Lakewood, Colorado, with a portion being leased to a third party pursuant to a lease with an initial term through 2020. In addition, we lease our principal executive offices in Leawood, Kansas. Tallgrass Development pays a proportionate share of the costs to occupy the building to us pursuant to the TEP Omnibus Agreement.
Item 3. Legal Proceedings
See Note 18 – Legal and Environmental Matters to the consolidated financial statements included in Part II—Item 8.—Financial Statements and Supplementary Data of this Annual Report, which is incorporated by reference into this Part I—Item 3 of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A shares have been listed and traded on the NYSE under the symbol "TEGP" since the completion of the Offering on May 12, 2015. Our Class B shares are not listed or traded on any stock exchange. The following table sets forth the high and low sales prices of the Class A shares, as reported by the NYSE, as well as the amount of cash distributions per share declared for the periods indicated:

Quarter Ended	High	Low	Distribution per Class A Share
December 31, 2015	$26.10	$13.30	$0.1730
September 30, 2015	$32.18	$17.67	$0.1440
June 30, 2015	$34.98	$30.08	$0.0730	(1)

(1)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP’s initial public offering on May 12, 2015 and the end of the second quarter.
Holders
As of February 17, 2016, there was one shareholder of record of our Class A shares. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than the number of holders of record. In addition, as of February 17, 2016, 6 shareholders of record owned all 109,504,440 of our Class B shares.
Equity Compensation Plan
See Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our Equity Compensation Plan.
Distributions of Available Cash
General. Our partnership agreement requires that, within 55 days after the end of each quarter beginning with the quarter ending June 30, 2015, we distribute our available cash to Class A Shareholders of record on the applicable record date.
Definition of Available Cash. Available cash is defined in our partnership agreement and generally means, with respect to any calendar quarter, all cash on hand at the date of determination of available cash for the distribution in respect of such quarter (including expected distributions from Tallgrass Equity in respect of such quarter), less the amount of cash reserves established by our general partner, which will not be subject to a cap, to:

•	comply with applicable law;

•	comply with any agreement binding upon us or our subsidiaries (exclusive of TEP and its subsidiaries);

•	provide for future capital expenditures, debt service and other credit needs as well as any federal, state, provincial or other income tax that may affect us in the future;

•
permit us to pay a ratable amount to Tallgrass Equity as necessary to permit Tallgrass Equity to make capital contributions to TEP GP for it to maintain or attain up to a 2.0% general partner interest in TEP; or

•	otherwise provide for the proper conduct of our business.
Our available cash includes cash on hand resulting from borrowings made after the end of the quarter.
Our Sources of Available Cash. Our only cash-generating assets consist of our indirect partnership interests in TEP through our 30.35% membership interest in Tallgrass Equity. Therefore, our cash flow and resulting ability to make distributions will be completely dependent upon the ability of TEP to make distributions.
The actual amount of cash that TEP, and correspondingly Tallgrass Equity, will have available for distribution will primarily depend on the amount of cash TEP generates from its operations. For a description of factors that may impact our results and TEP’s results, please read "Item 1A.—Risk Factors."

In addition, the actual amount of cash that TEP and Tallgrass Equity will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of revenue TEP and Tallgrass Equity are able to generate from their respective businesses;

•	the level of capital expenditures TEP or Tallgrass Equity makes;

•	the level of TEP’s and Tallgrass Equity’s operating, maintenance and general and administrative expenses or related obligations;

•	the cost of acquisitions, if any;

•	TEP’s and Tallgrass Equity’s debt service requirements and other liabilities;

•	TEP’s and Tallgrass Equity’s working capital needs;

•	restrictions on distributions contained in TEP’s or Tallgrass Equity’s debt agreements and any future debt agreements;

•	TEP’s and Tallgrass Equity’s ability to borrow under their respective revolving credit agreements to make distributions; and

•	the amount, if any, of cash reserves established by each of TEP GP and our general partner, in their sole discretion, for the proper conduct of TEP’s and our business.
Performance Graph
The following performance graph compares the performance of our Class A shares with the NYSE Composite Index Total Return and the Alerian Total Return MLP Index during the period beginning on May 12, 2015, and ending on December 31, 2015. The graph assumes a $100 investment in our Class A shares and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.
Recent Sales of Unregistered Equity Securities
None.
Repurchase of Equity by Tallgrass Energy GP, LP or Affiliated Purchasers
None.

Item 6. Selected Financial Data
The historical financial statements included in this Annual Report reflect the consolidated results of operations of TEGP's 30.35% interest in Tallgrass Equity, Tallgrass Equity's 100% membership interest in TEP GP, which owns all of the IDRs, and all of the outstanding general partner units in TEP, and Tallgrass Equity's 20 million TEP common units it acquired at the closing of the Offering. In connection with the closing of the Offering on May 12, 2015, the following transactions (the "Reorganization Transactions") occurred (i) Tallgrass Equity distributed its interests in Tallgrass Energy Holdings and Tallgrass Energy Holdings distributed its existing limited partner interest in TEGP, respectively, to the Exchange Right Holders that also collectively own 100% of the voting power of Tallgrass Energy Holdings; (ii) TEGP issued 47,725,000 Class A shares to the public (including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option) for net proceeds of approximately $1.3 billion; (iii) the existing limited partner interests in TEGP held by the Exchange Right Holders were converted into 115,729,440 Class B shares, 6,225,000 of which were automatically cancelled in connection with the underwriters’ exercise of its overallotment option; (iv) Tallgrass Equity issued 41,500,000 Tallgrass Equity units to TEGP in exchange for approximately $1.1 billion in net proceeds from the issuance of TEGP’s Class A shares to the public and amended the limited liability company agreement of Tallgrass Equity to, among other things, provide that TEGP is the managing member of Tallgrass Equity; (v) TEGP used the net proceeds from the purchase of the 6,225,000 overallotment option shares to purchase a like amount of Tallgrass Equity units from the Exchange Right Holders; and (vi) Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings, together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20 million TEP common units from Tallgrass Development, LP at $47.68 per TEP common unit (the "Acquired TEP Units") and pay offering expenses and other transaction costs. Tallgrass Equity distributed the remaining proceeds (the "Excess Proceeds") to the Exchange Right Holders. The following discussion analyzes the financial condition and results of operations of TEGP, which for periods prior to the completion of the Offering on May 12, 2015 includes the financial condition and results of operations of TEGP Predecessor, which refers to TEGP as recast to show the effects of the Reorganization Transactions.
In certain circumstances and for ease of reading we discuss the financial results of these entities prior to their respective acquisitions as being "our" financial results during historic periods, although Trailblazer was owned by TD from November 13, 2012 to March 31, 2014, and Pony Express was wholly-owned by TD from November 13, 2012 to August 31, 2014. As used in this Annual Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEGP" and similar terms refer to Tallgrass Energy GP, LP, together with its consolidated subsidiaries (including Tallgrass Equity, TEP and their respective subsidiaries). The term our "general partner" refers to TEGP Management, LLC. References to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. A reference to a "Note" herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8.—Financial Statements. In addition, please read "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" for information regarding certain risks inherent in our business.
The following table shows selected historical financial and operating data of TEGP for the periods and as of the dates indicated. The selected historical financial data for periods prior to the completion of the Offering on May 12, 2015 includes the financial condition and results of operations of TEGP Predecessor, which refers to TEGP as recast to show the effects of the Reorganization Transactions.
We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein to not be indicative of our future financial condition or results of operations. A discussion of our critical accounting estimates is included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	Year Ended December 31,			Period from November 13 to December 31, 2012
	2015	2014	2013
	(in thousands, except per unit amounts)
Statement of operations data:
Revenue	$536,197	$371,556	$290,526	$38,572
Operating income	$196,631	$53,413	$33,999	$69
Net income (loss) before tax	$180,714	$59,329	$7,624	$(2,618)
Net income	$187,991	$59,329	$7,624	$(2,618)
Net income (loss) attributable to TEGP	$31,956	$10,914	$1,501	$(362)
Basic net income per Class A share	$0.51	N/A	N/A	N/A
Diluted net income per Class A share	$0.51	N/A	N/A	N/A
Balance sheet data (at end of period):
Property, plant and equipment, net	$2,025,018	$1,853,081	$1,116,806	$726,754
Total assets	$3,016,660	$2,457,197	$1,631,413	$1,238,598
Long-term debt	$901,000	$559,000	$135,000	$390,491
Other:
Distributions declared per Class A share	$0.39	N/A	N/A	N/A
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
TEGP is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. We were formed as part of a reorganization involving entities that were previously controlled by Tallgrass Equity in order to effect the initial public offering of our Class A shares (the "Offering"). The Offering was completed on May 12, 2015.
Our sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in Tallgrass Energy Partners, LP, a Delaware limited partnership ("TEP"), described below:

•
We own 100% of the outstanding membership interests in TEP GP, which owns all of the general partner interest in TEP and all of TEP's IDRs. The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.23% general partner interest in TEP at February 17, 2016.

•	We own 20,000,000 TEP common units, representing an approximately 29.41% limited partner interest in TEP at February 17, 2016.
TEP is a publicly traded, growth-oriented limited partnership formed to own, operate, acquire and develop midstream energy assets in North America. We currently provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Pony Express, which owns the Pony Express System, a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma that includes a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado. We provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the TIGT System, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming, and the Trailblazer Pipeline, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska. We also provide services for customers at our Midstream Facilities located in Wyoming, and NGL transportation services in Northeast Colorado. We perform water business services in Colorado and Texas through Water Solutions. Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.

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

•
Processing & Logistics—the ownership and operation of natural gas processing, treating and fractionation facilities, the provision of water business services primarily to the oil and gas exploration and production industry and the transportation of NGLs.

Financial Presentation
TEGP has no operations outside of its indirect ownership interests in TEP. TEGP is the managing member of and therefore controls Tallgrass Equity. Tallgrass Equity, in turn, controls TEP through the direct ownership of 100% of TEP GP, TEP’s general partner. As a result, under generally accepted accounting principles, TEGP consolidates Tallgrass Equity, TEP GP, TEP, and TEP's subsidiaries. As such, TEGP's results of operations will not differ materially from the results of operations of TEP. The most noteworthy reconciling items between TEGP's consolidated financial statements and TEP's consolidated financial statements primarily relate to (i) the inclusion of the Tallgrass Equity revolving credit facility, (ii) the impact of TEGP's election to be treated as a corporation for U.S. federal income tax purposes and (iii) the presentation of noncontrolling interests in Tallgrass Equity and TEP. The interests in Tallgrass Equity and TEP that are not directly or indirectly owned by TEGP will be reflected as attributable to noncontrolling interests in TEGP's consolidated financial statements.
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
Summary of Results for the Year Ended December 31, 2015
On May 12, 2015, we completed our initial public offering of 47,725,000 Class A shares to the public for net proceeds of approximately $1.3 billion, including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option, and entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20,000,000 common units, representing limited partner interests in TEP, from TD.
During 2015, TEP completed the acquisitions of an additional 33.3% membership interest in Pony Express and a 100% membership interest in Western, which owns water business services assets located in Weld County, Colorado. In addition, Pony Express placed into commercial service its lateral in Northeast Colorado during the second quarter of 2015.
Net income attributable to TEGP for the year ended December 31, 2015 was $32.0 million, compared to net income attributable to TEGP for the year ended December 31, 2014 of $10.9 million. The increase in net income attributable to TEGP was largely driven by the ramping up of commercial operations at Pony Express and the lateral in Northeast Colorado and TEP's acquisition of an additional 33.3% membership interest in Pony Express on March 1, 2015, as discussed further under "Results of Operations" below.
Recent Developments
TEGP Distribution Declared
On January 4, 2016, the Board of Directors of our general partner declared a cash distribution for the quarter ended December 31, 2015 of $0.173 per Class A share. The distribution was paid on February 12, 2016, to Class A shareholders of record on January 29, 2016.
TEP Distribution Declared
On January 4, 2016, the Board of Directors of TEP's general partner declared a cash distribution for the quarter ended December 31, 2015 of $0.64 per common unit. The distribution was paid on February 12, 2016, to unitholders of record on January 29, 2016.

Acquisition of an Additional 31.3% of Pony Express
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express in exchange for cash consideration of $475 million and 6,518,000 TEP common units (valued at approximately $268.6 million based on the December 31, 2015 closing price of TEP’s common units) issued to TD for total consideration of approximately $743.6 million. The transaction increases TEP’s aggregate membership interest in Pony Express to 98.0%. As part of the transaction, TD granted TEP an 18 month call option to repurchase the newly issued 6,518,000 common units at a price of $42.50.
TEP Revolving Credit Facility
In connection with the acquisition of an additional 31.3% membership interest in Pony Express as discussed above, TEP exercised its option to increase the commitment under its existing revolving credit facility from $1.1 billion to $1.5 billion effective January 4, 2016. As of January 31, 2016, TEP had approximately $1.2 billion of outstanding borrowings under its revolving credit facility.
Tallgrass Development Purchase Program
On February 17, 2016, TEP and TEGP announced that the Board of Directors of Tallgrass Energy Holdings, the sole member of TEGP’s general partner and the general partner of TD, has authorized an equity purchase program under which TD may initially purchase up to an aggregate of $100 million of the outstanding Class A shares of TEGP or the outstanding common units of TEP. TD may purchase Class A shares or Common Units from time to time on the open market or in negotiated purchases. The timing and amounts of any such purchases will be subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements. The purchase plan does not obligate TD to acquire any specific number of Class A shares or Common Units and may be discontinued at any time.
Factors and Trends Impacting Our Business
We expect to continue to be affected by certain key factors and trends described below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. See also Item 1A.—Risk Factors.
Long Term U.S. Crude Oil and Natural Gas Prospects
Crude oil, natural gas and products derived from both continue to be critical components of energy supply and demand in the United States. Although crude oil and natural gas prices have declined significantly in the latter part of 2014 and throughout 2015 and early 2016, and may experience further declines or remain at or near current levels for the foreseeable future, we nevertheless believe that the long-term prospects for continued crude oil and natural gas production increases are favorable.
We believe long-term growth will be driven, in part, by a combination of increased domestic demand resulting from population and economic growth, higher industrial consumption in the U.S., and a desire to reduce domestic reliance on imports. One example is that we expect natural gas to gradually displace coal-fired electricity generation due to the low prices of natural gas and stricter environmental regulations on the mining and burning of coal. We expect productivity of oil and natural gas wells to continue increasing over the long-term in some basins across the United States because of the increasing precision and efficiency of horizontal drilling and hydraulic fracturing in oil and natural gas extraction. We also believe there is a substantial inventory of drilled but uncompleted wells in the basins we serve, including the Bakken shale, that is likely to be completed and turned into production once commodity prices recover and volatility decreases.
Current Commodity Environment
Starting in 2014, the prices of crude oil, natural gas, and NGLs were extremely volatile and declined significantly. Downward pressure on commodity prices continued in 2015 and the early part of 2016 and may continue for the foreseeable future. This could impact our business in several ways.
Demand for our services depends, in part, on the development of additional natural gas and crude oil reserves by third parties. This requires significant capital expenditures by others to install facilities that extract natural gas and crude oil. However, low commodity prices result in a lack of available capital for these types of expenditures. To the extent our customers cannot finance these activities, we also expect they will be less likely to enter into demand based, long-term firm fee contracts until commodity prices recover and pricing stability returns to the commodity markets. The recent commodity price declines may also negatively impact the financial condition of our customers and could impact their ability to meet their financial obligations to us.

Additionally, lower commodity prices generally lead to reduced utilization of our assets. For example, reduced utilization could result in increased deficiency balances held by customers of our Pony Express System. For additional information see"Risk Factors − The TDAs for the Pony Express System and some of TEP's service agreements with respect to its water business services contain provisions that can reduce the cash flow stability that the agreements were designed to achieve." In addition, declining drilling activity by producers and other factors within the region served by our Midstream Facilities has led to an average quarterly decrease in our natural gas processing inlet volumes at our natural gas processing and treating plants of 11% over the year ended December 31, 2015. We expect further volumetric decreases in 2016. As a result, management identified a potential impairment trigger with respect to the goodwill allocated to the TMID reporting unit. As discussed further under "Critical Accounting Policies and Estimates" below, we tested the goodwill for impairment as of December 31, 2015 and noted that no impairment exists at this time.
Growth Associated with Acquisitions and Expansion Projects
Growth associated with acquisitions
We believe that we are well-positioned to grow through accretive acquisitions. We intend to pursue acquisition opportunities from third parties as they become available and expect to continue to acquire assets from TD’s portfolio of midstream assets, which include TD’s 50% interest in, and operation of, the REX Pipeline, and 100% ownership interest in Terminals. We expect TD to retain its 2% ownership interest in Pony Express for the foreseeable future. Pursuant to the TEP Omnibus Agreement, TD granted us the right of first offer to acquire each of the remaining Retained Assets if TD decides to sell those assets. Terminals is not a Retained Asset. Other than its obligations under the TEP Omnibus Agreement, TD is under no obligation to offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any assets from TD or pursue any such joint acquisitions. However, given the significant economic interest in us held by TD and its affiliates, we believe TD will be incentivized to offer us the opportunity to acquire its assets as each matures into an operating profile more conducive to our principal business objective of increasing the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business.
Growth associated with expansion projects
We also believe that we are well positioned to increase volumes to our systems through cost-effective capacity expansions and other methods for improving efficiency, such as the use of drag reducing agents in our crude oil pipelines. For example, in 2014, Pony Express completed the conversion and construction of its approximately 698-mile crude oil pipeline commencing in Guernsey, Wyoming, and terminating in Cushing, Oklahoma. In 2015, Pony Express completed the construction of an approximately 66-mile lateral in Northeast Colorado commencing in Weld County, Colorado, and interconnecting with the pipeline just east of Sterling, Colorado.
Energy Capital Markets and Interest Rates
During the second half of 2015 the energy credit markets experienced a material increase in the yields for long term debt, causing an issuance of senior unsecured notes to be a less attractive financing option. At the same time, the downturn in commodity prices has also generally limited the availability of capital through traditional public issuances of common units. While this downturn has not changed our business plans, including our continued intent to grow through acquisitions and expansion projects, it has altered some of our financing strategies.
In addition, the Federal Reserve increased short-term interest rates which marginally impacted the rates on our floating rate revolving credit facility. If the economy continues to strengthen, it is likely that monetary policy will continue to tighten, resulting in higher interest rates to counter possible inflation. If this occurs, interest rates on our floating rate credit facilities and future offerings in the debt capital markets could be at higher rates, causing our financing costs to increase accordingly. For additional information, please read Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.
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

Contract Profile and Volumes
Our results are driven primarily by the volume of crude oil transportation capacity, natural gas transportation and storage capacity, NGL transportation capacity, and water transportation, gathering and disposal capacity under firm contracts, as well as the volume of natural gas that we process and the fees assessed for such services.
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. Our operating expenses are driven primarily by expenses related to the operation, maintenance and growth of our asset base.

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except operating data)
Revenues:
Crude oil transportation services	$300,436	$28,343	$—
Natural gas transportation services	119,895	126,733	120,025
Sales of natural gas, NGLs, and crude oil	82,133	181,249	155,700
Processing and other revenues	33,733	35,231	14,801
Total Revenues	536,197	371,556	290,526
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	75,285	167,545	131,095
Cost of transportation services (exclusive of depreciation and amortization shown below)	53,597	24,109	15,059
Operations and maintenance	49,138	39,577	35,404
Depreciation and amortization	83,476	47,048	39,917
General and administrative	51,479	33,160	27,651
Taxes, other than income taxes	21,796	6,704	7,401
Loss on sale of assets	4,795	—	—
Total Operating Costs and Expenses	339,566	318,143	256,527
Operating Income	196,631	53,413	33,999
Other (Expense) Income:
Interest expense, net	(18,330)	(7,292)	(11,054)
Gain on remeasurement of unconsolidated investment	—	9,388	—
Loss on extinguishment of debt	(226)	—	(17,526)
Equity in earnings of unconsolidated investment	—	717	—
Other income, net	2,639	3,103	2,205
Total Other (Expense) Income	(15,917)	5,916	(26,375)
Net income before tax	180,714	59,329	7,624
Deferred income tax benefit	7,277	—	—
Net income	187,991	59,329	7,624
Net income attributable to noncontrolling interests	(156,035)	(48,415)	(6,123)
Net income attributable to TEGP	$31,956	$10,914	$1,501
Operating Data:
Crude oil transportation average throughput (Bbls/d) (1)	236,256	85,229	N/A
Gas transportation firm contracted capacity (MMcf/d)	1,517	1,537	1,411
Natural gas processing inlet volumes (MMcf/d)	122	152	133

(1)
Approximate average daily throughput for the year ended December 31, 2014 is reflective of the volumetric ramp up due to commercial in-service of the Pony Express System beginning in October 2014, including the lateral in Northeast Colorado in the second quarter of 2015, and delays in the construction and expansion efforts of third-party pipelines with which Pony Express shares joint tariffs.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues. Total revenues were $536.2 million for the year ended December 31, 2015, compared to $371.6 million for the year ended December 31, 2014, which represents an increase of $164.6 million, or 44%, in total revenues. The overall increase in revenues was primarily driven by increased revenue of $275.9 million in the Crude Oil Transportation & Logistics segment, partially offset by decreases in revenues of $102.7 million and $8.4 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $339.6 million for the year ended December 31, 2015 compared to $318.1 million for the year ended December 31, 2014, which represents an increase of $21.4 million, or 7%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $120.0 million in the Crude Oil Transportation & Logistics segment, partially offset by decreases in operating costs and expenses of $86.8 million and $9.3 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Interest expense, net. Interest expense of $18.3 million for the year ended December 31, 2015 was primarily composed of interest and fees associated with TEP’s and Tallgrass Equity's revolving credit facilities, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $7.3 million for the year ended December 31, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility, partially offset by interest income of $1.5 million on the cash balance swept to TD under the Pony Express cash management agreement. The increase in interest and fees in 2015 was driven by borrowings under Tallgrass Equity's revolving credit facility as part of the Reorganization Transactions and increased borrowings under TEP's revolving credit facility throughout 2014 and 2015 to fund the acquisitions of Trailblazer and our 66.7% membership interest in Pony Express.
Gain on remeasurement of unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.4 million for the year ended December 31, 2014 was related to the remeasurement to fair value of our original 50% equity investment in Grasslands Water Services I, LLC ("GWSI") in connection with TEP's consolidation of the Water Solutions business on May 13, 2014.
Loss on extinguishment of debt. Loss on extinguishment of debt of $0.2 million for the year ended December 31, 2015 represents the loss associated with the write off of deferred financing costs associated with the reassignment of a single lender's commitment under TEP's revolving credit facility.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.7 million for the year ended December 31, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, and the allowance for funds used during construction at our regulated entities. Other income for the year ended December 31, 2015 was $2.6 million compared to $3.1 million for the year ended December 31, 2014.
Deferred income tax benefit. Deferred income tax benefit for the year ended December 31, 2015 was $7.3 million, and represents a $13.8 million deferred income tax benefit associated with a change in applicable state apportionment percentages, which increased the value of expected future state tax benefits attributable to the excess tax basis of our investment in Tallgrass Equity, partially offset by deferred income tax expense of $6.5 million related to our income for the period from May 12, 2015 to December 31, 2015.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Total revenues were $371.6 million for the year ended December 31, 2014, compared to $290.5 million for the year ended December 31, 2013, which represents an increase of $81.0 million, or 28%, in total revenues. The overall increase in revenues is primarily driven by increased revenues of $43.8 million in the Processing & Logistics segment and $12.2 million in the Natural Gas Transportation & Logistics segment. Additionally, there were revenues of $28.3 million in the Crude Oil Transportation & Logistics segment for the year ended December 31, 2014, but no revenues in that segment for the year ended December 31, 2013 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses were $318.1 million for the year ended December 31, 2014 compared to $256.5 million for the year ended December 31, 2013, which represents an increase of $61.6 million, or 24%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $39.7 million in the Processing & Logistics segment and increased operating costs and expenses of $21.6 million in the Crude Oil & Logistics segment due to the start of commercial operations at the mainline portion of the Pony Express System in October 2014. The increased costs in the Processing & Logistics and Crude Oil & Logistics segments were partially offset by decreased costs of $4.6 million in the Natural Gas Transportation & Logistics segment.

Interest expense, net. Interest expense of $7.3 million for the year ended December 31, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility, partially offset by interest income of $1.5 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $11.1 million for the year ended December 31, 2013 primarily represents the interest expense related to the $400 million term loan allocated from TD, which was legally assumed by TEP and repaid upon closing of the TEP IPO on May 17, 2013, as well as interest and fees associated with TEP's revolving credit facility.
Gain on remeasurement of unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.4 million for the year ended December 31, 2014 was related to the remeasurement to fair value of our original 50% equity investment in Grasslands Water Services I, LLC ("GWSI") in connection with TEP's consolidation of the Water Solutions business on May 13, 2014.
Loss on extinguishment of debt. Loss on extinguishment of debt of $17.5 million for the year ended December 31, 2013 represents the loss associated with the write off of deferred financing costs and unamortized discounts associated with the repayment of debt allocated from TD.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.7 million for the year ended December 31, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, and the allowance for funds used during construction at our regulated entities. Other income for the year ended December 31, 2014 was $3.1 million compared to $2.2 million for the year ended December 31, 2013.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

	Year Ended December 31,
Segment Financial Data - Crude Oil Transportation & Logistics (1)	2015	2014	2013
	(in thousands)
Revenues:
Crude Oil transportation services	$300,436	$28,343	$—
Sales of natural gas, NGLs, and crude oil	3,791	—	—
Total revenues	304,227	28,343	—
Operating costs and expenses:
Cost of sales	4,257	—	—
Cost of transportation services	47,367	7,025	—
Operations and maintenance	8,795	717	—
Depreciation and amortization	47,168	12,067	3,028
General and administrative	20,620	4,683	128
Taxes, other than income taxes	16,553	250	—
Total operating costs and expenses	144,760	24,742	3,156
Operating income (loss)	$159,467	$3,601	$(3,156)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 19 – Reporting Segments to the accompanying consolidated financial statements.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues were $304.2 million for the year ended December 31, 2015, compared to $28.3 million for the year ended December 31, 2014. Revenue for the year ended December 31, 2015 represents a full year of operations at Pony Express, including approximately $62.6 million of revenue from a partial year of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015, and approximately $32.8 million related to the activation of one of our joint tariffs in the second quarter of 2015. Revenue for the year ended December 31, 2014 represents a partial year of operations at the mainline portion of the Pony Express System, which began commercial operations in October 2014.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $144.8 million for the year ended December 31, 2015 compared to $24.7 million for the year ended December 31, 2014. Operating costs and expenses for the year ended December 31, 2015 represents a full year of operations at Pony Express as well as a partial year of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015. Operating costs and expenses for the year ended December 31, 2014 represents a partial year of operations at the mainline portion of the Pony Express System, which began commercial operations in October 2014.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Crude Oil Transportation & Logistics segment revenues of $28.3 million for the year ended December 31, 2014 represents transportation revenue on the mainline portion of the Pony Express System, which was placed in service in October 2014. There were no revenues for the year ended December 31, 2013.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $24.7 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013. Operating costs and expenses for the year ended December 31, 2014 include costs associated with the start of commercial operations in October 2014 as well as the amortization of the Pony Express oil conversion use rights as discussed further in Note 8 – Goodwill and Other Intangible Assets. For the year ended December 31, 2013, operating costs and expenses consisted primarily of the amortization of the Pony Express oil conversion use rights.
The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

	Year Ended December 31,
Segment Financial Data - Natural Gas Transportation & Logistics (1)	2015	2014	2013
	(in thousands)
Revenues:
Natural gas transportation services	$125,279	$131,990	$121,945
Sales of natural gas, NGLs, and crude oil	6,346	7,868	5,906
Processing and other revenues	32	222	26
Total revenues	131,657	140,080	127,877
Operating costs and expenses:
Cost of sales	6,342	7,025	4,234
Cost of transportation services	10,927	18,090	15,059
Operations and maintenance	27,767	27,422	26,682
Depreciation and amortization	22,927	23,788	30,169
General and administrative	17,052	16,767	20,604
Taxes, other than income taxes	4,840	6,101	7,089
Total operating costs and expenses	89,855	99,193	103,837
Operating income	$41,802	$40,887	$24,040

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 19 – Reporting Segments to the accompanying consolidated financial statements.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $131.7 million for the year ended December 31, 2015, compared to $140.1 million for the year ended December 31, 2014, which represents an $8.4 million, or 6%, decrease in segment revenues primarily due to a $6.7 million decrease in natural gas transportation services revenue driven by lower fuel reimbursements as a result of decreased prices and a $1.5 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of a 46% decrease in natural gas prices, partially offset by favorable hedge settlements and increased volumes sold.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $89.9 million for the year ended December 31, 2015 compared to $99.2 million for the year ended December 31, 2014, which represents a decrease of $9.3 million, or 9%. The overall decrease in operating costs and expenses was primarily driven by a $7.2 million decrease in the cost of transportation services, due to lower fuel reimbursements as a result of decreased prices, a $1.3 million decrease in taxes, other than income taxes, due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property, a $0.9 million decrease in depreciation and amortization driven by a change in rates at Trailblazer as a result of the rate case settlement in 2014, and a $0.7 million decrease in cost of sales, due to a 51% decrease in natural gas prices, partially offset by increased volumes sold.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Natural Gas Transportation & Logistics segment revenues were $140.1 million for the year ended December 31, 2014, compared to $127.9 million for the year ended December 31, 2013, which represents a $12.2 million, or 10% increase in segment revenues. The increase in segment revenues was driven by a $10.0 million increase in transportation services revenue primarily due to increased transportation volumes at Trailblazer and increased fuel reimbursements as a result of higher prices at TIGT, and a $2.0 million increase in natural gas sales primarily due to 38% higher prices, partially offset by decreased volumes sold.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $99.2 million for the year ended December 31, 2014 compared to $103.8 million for the year ended December 31, 2013, which represents a decrease of $4.6 million, or 4%. The overall decrease in operating costs and expenses was primarily driven by a $6.4 million decrease in depreciation and amortization primarily driven by the sale of the Pony Express Assets in the fourth quarter of 2013 and the decreased depreciation rates included in the Trailblazer rate case settlement in the second quarter of 2014 and a $3.8 million decrease in general and administrative costs, due to the decrease in costs allocated to Trailblazer by TEP in periods subsequent to our acquisition of Trailblazer on April 1, 2014 as compared to the costs allocated to Trailblazer by TD prior to April 1, 2014. These decreases were partially offset by a $2.8 million increase in cost of sales due to increased volumes of natural gas sold and a $3.0 million increase in cost of transportation services due to increased costs at TIGT, primarily driven by increased fuel reimbursements and gas purchases, partially offset by decreased costs at Trailblazer driven by lower fuel costs in 2014 as a result of the Trailblazer rate case settlement.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

	Year Ended December 31,
Segment Financial Data - Processing & Logistics (1)	2015	2014	2013
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$71,996	$173,381	$149,794
Processing and other revenues	33,701	35,009	14,775
Total revenues	105,697	208,390	164,569
Operating costs and expenses:
Cost of sales	64,686	160,520	128,781
Cost of transportation services	687	236	—
Operations and maintenance	12,576	11,438	8,722
Depreciation and amortization	13,381	11,193	6,720
General and administrative	4,441	4,073	3,562
Taxes, other than income taxes	403	353	312
Loss on sale of assets	4,795	—	—
Total operating costs and expenses	100,969	187,813	148,097
Operating income	$4,728	$20,577	$16,472

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 19 – Reporting Segments to the accompanying consolidated financial statements.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues. Processing & Logistics segment revenues were $105.7 million for the year ended December 31, 2015, compared to $208.4 million for the year ended December 31, 2014, which represents a $102.7 million, or 49%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $101.4 million decrease in the sales of natural gas, NGLs, and crude oil driven by a 58% decrease in NGL prices and lower volumes processed, and a $1.3 million decrease in processing and other revenues driven by lower processing fees at TMID due to decreased volumes processed under a large, fee-based contract, partially offset by increased revenue at Water Solutions, including water transportation services and revenue associated with a contract to construct a water pipeline for a customer during the year ended December 31, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no revenues from Water Solutions for the period from January 1, 2014 to May 13, 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $101.0 million for the year ended December 31, 2015 compared to $187.8 million for the year ended December 31, 2014, which represents a decrease of $86.8 million, or 46%. The decrease in operating costs and expenses was driven by a decrease of $95.8 million in cost of sales, primarily due to decreased NGL prices and volumes processed as discussed above. The decrease in cost of sales was partially offset by $4.8 million of non-cash losses recognized on the sale of compressor and other assets in 2015, and overall increases in the cost of transportation services, operations and maintenance costs, depreciation and amortization, and general and administrative costs, all primarily driven by the costs associated with Water Solutions, which was consolidated in May 2014.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Processing & Logistics segment revenues were $208.4 million for the year ended December 31, 2014, compared to $164.6 million for the year ended December 31, 2013, which represents a $43.8 million, or 27%, increase in segment revenues. The increase in segment revenues was primarily due to a $23.6 million increase in sales of natural gas, NGLs, and crude oil driven by increased volumes processed partially offset by a 7% decrease in average NGL prices, a $20.2 million increase in processing fees driven by the conversion of two significant customers from percent of proceeds or keep whole processing contracts to fee-based processing contracts and revenue of $5.0 million from Water Solutions, which was consolidated in May 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $187.8 million for the year ended December 31, 2014 compared to $148.1 million for the year ended December 31, 2013, which represents an increase of $39.7 million, or 27%. The increase in operating costs and expenses was driven by an increase of $31.7 million in cost of sales, primarily driven by an increase in NGL producer settlements as a result of increased volumes processed under contracts converted to fee-based as discussed above and an overall increase in volumes processed, partially offset by decreased NGL prices. The overall increases in the cost of transportation services, operations and maintenance costs, depreciation and amortization, and general and administrative costs are all primarily driven by the costs associated with Water Solutions, which was consolidated in May 2014.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the year ended December 31, 2015 were proceeds from the completion of the Offering, cash generated from our operations, and borrowings under our revolving credit facilities. We expect our sources of liquidity in the future to include cash generated from our operations and borrowing capacity available under our revolving credit facilities.
We believe that cash on hand, cash generated from operations, and availability under our revolving credit facilities will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities at TEP.
Our total liquidity as of December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Cash on hand	$2,234	$867

Total capacity under the TEP revolving credit facility	1,100,000	850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(753,000)	(559,000)
Available capacity under the TEP revolving credit facility	347,000	291,000
Total capacity under Tallgrass Equity revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	$(148,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	—
Total liquidity	$351,234	$291,867
TEP Revolving Credit Facility
TEP has a senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders (the "Credit Agreement") which will mature on May 17, 2018. On June 25, 2014, TEP and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement. On November 24, 2015, TEP and certain of its subsidiaries entered into Amendment No. 2 to the Credit Agreement, which modified certain provisions of the Credit Agreement to increase the amount of the revolving credit facility from $850 million to $1.1 billion and provide for a committed accordion in an amount up to an additional $400 million, subject to the satisfaction of certain other conditions. The revolving credit facility includes a $75 million sublimit for letters of credit and a $60 million sublimit for swing line loans. Effective January 4, 2016, in conjunction with the acquisition of an additional 31.3% interest in Pony Express, TEP exercised the committed accordion feature to increase the total capacity of the revolving credit facility to $1.5 billion. As of January 31, 2016, TEP had approximately $1.2 billion of outstanding borrowings under its revolving credit facility.
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP's business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of December 31, 2015, TEP was in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which which ranges from 0.300% to 0.500%, based on our total leverage ratio. As of December 31, 2015, the weighted average interest rate on outstanding borrowings was 2.08%.
Tallgrass Equity Revolving Credit Facility
In connection with the Offering, Tallgrass Equity entered into a new $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general company purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of December 31, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs. An additional $1.0 million was borrowed during the year ended December 31, 2015, leaving $2.0 million in remaining capacity available for future borrowings or letter of credit issuances as of December 31, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50% per annum on the daily unused amount of the revolving credit commitment reduced by the face amount of the letters of credit issued and outstanding. As of December 31, 2015, the weighted average interest rate on outstanding borrowings was 2.84%.
TEP Public Offerings
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions    .
TEP Equity Distribution Agreement
On October 31, 2014, TEP entered into an equity distribution agreement pursuant to which TEP may sell from time to time through a group of managers, as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million, referred to as TEP's At-The-Market Offering Program, or the TEP ATM Program. On May 13, 2015, TEP amended the agreement to reduce the aggregate offering price to $100.2 million in order to account for follow-on equity offerings under TEP's S-3 shelf registration statement. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by TEP and one or more of the managers. TEP intends to use the net proceeds from any sale of the units for general partnership purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the year ended December 31, 2015, TEP issued and sold 65,744 common units with a weighted average sales price of $45.58 per unit under its equity distribution agreement for net proceeds of approximately $3.0 million (net of approximately $30,000 in commissions and professional service expenses). TEP used the net proceeds for general partnership purposes. At December 31, 2015, approximately $95.9 million in aggregate offering price remained available to be issued and sold under the equity distribution agreement.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities, primarily NGLs, that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable.

As of December 31, 2015, we had a working capital deficit of $11.2 million compared to a working capital surplus of $35.7 million at December 31, 2014, which represents a decrease in working capital of $46.9 million. The overall decrease in working capital was primarily attributable to the following:

•	a decrease of $73.4 million in receivables from related parties due to the utilization of the Pony Express cash balance swept to TD under the cash management agreement;

•	an increase in deferred revenue of $21.0 million from deficiency payments collected by Pony Express; and

•	an increase in accrued taxes of $9.9 million as a result of placing the mainline portion of the Pony Express System into commercial service in October 2014.
These working capital decreases were partially offset by:

•
a decrease of $40.1 million in accounts payable, primarily driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado placed in service in April 2015 and lower producer settlements at TMID; and

•
an increase of $18.0 million in accounts receivable primarily driven by the start of commercial operations at the Pony Express lateral in Northeast Colorado and the activation of the Hiland Pipeline Company joint tariff at Pony Express.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$285,859	$79,444	$82,482
Investing activities	$(845,270)	$(1,102,729)	$(347,610)
Financing activities	$560,778	$1,024,152	$265,128
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating Activities. Cash flows provided by operating activities were $285.9 million and $79.4 million for the years ended December 31, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities of $206.4 million was primarily driven by the increase in operating results and a net increase in cash inflows from changes in working capital, primarily driven by a $31.7 million decrease in net cash outflows from accounts payable and accrued liabilities due to increased property tax accruals and related party payables and a $14.0 million increase in net cash inflows from deficiency payments received by Pony Express, partially offset by a decrease in net cash inflows of $15.2 million from accounts receivable, due to increased receivables at Pony Express.
Investing Activities. Cash flows used in investing activities were $845.3 million and $1.1 billion for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, net cash used in investing activities were driven by the $700.0 million cash outflow for TEP's acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the construction at Pony Express, including the lateral in Northeast Colorado, $75.0 million for the acquisition of Western, and capital expenditures of $65.4 million, primarily related to the construction at Pony Express, including the lateral in Northeast Colorado. During the year ended December 31, 2014, net cash used in investing activities was driven by capital expenditures of $665.7 million, primarily due to construction at Pony Express, including the lateral in Northeast Colorado, as well as the capacity expansion projects at TMID and other expansion projects at Trailblazer, cash outflows of $270.0 million associated with the related party loan to TD under the Pony Express cash management agreement, and cash outflows of $150.0 million, $27.0 million, and $7.6 million for the acquisitions of Trailblazer, Pony Express, and Water Solutions, respectively. These cash outflows were partially offset by cash inflows of $20.0 million from the return of funds deposited with Shell in support of the crude oil resale obligation of Pony Express.

Financing Activities. Cash flows provided by financing activities were $560.8 million and $1.0 billion for the years ended December 31, 2015 and 2014, respectively. Financing cash inflows for the year ended December 31, 2015 were primarily driven by cash inflows of $1.3 billion from the issuance of TEGP Class A Shares in the Offering that closed on May 12, 2015, $554.1 million from the issuance of 11,200,000 TEP common units in a public offering which closed on February 27, 2015 and TEP common units issued under the TEP ATM Program during 2015, and $342.0 million net borrowings under the TEP and Tallgrass Equity revolving credit facilities. These financing cash inflows were partially offset by cash outflows of $953.6 million for Tallgrass Equity's acquisition of the Acquired TEP Units, a $334.1 million distribution of excess proceeds from the Offering to the Exchange Right Holders, $171.9 million for the additional Tallgrass Equity units acquired as part of the Reorganization Transactions, $99.2 million for distributions to TEP unitholders, $28.7 million in Tallgrass Equity distributions to Exchange Right Holders, $25.1 million for distributions to noncontrolling interests, primarily driven by Pony Express distributions to TD, $13.5 million for distributions to the TEGP Predecessor Member associated with the period prior to the closing of the Offering on May 12, 2015, $10.4 million for distributions to TEGP Class A shareholders, and $7.5 million for distributions to the TEP GP Predecessor Member associated with the period prior to the closing of the Offering on May 12, 2015. Cash flows provided by financing activities for the year ended December 31, 2014 were primarily driven by the proceeds from net borrowings under the TEP revolving credit facility of $424.0 million, net proceeds of $320.4 million from the issuance of 8,050,000 TEP common units in a public offering which closed on July 25, 2014 and TEP common units issued under the TEP ATM Program in the fourth quarter of 2014, net contributions from the TEGP Predecessor Member of $279.5 million, and a contribution from TD of $27.5 million representing the difference between the carrying amount of the Replacement Gas Facilities and the proceeds received from TD. These cash inflows were partially offset by distributions to TEP unitholders of $35.5 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating Activities. Cash flows provided by operating activities were $79.4 million and $82.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash flows provided by operating activities of $3.0 million was primarily driven by the increase in net cash outflows for changes in working capital, primarily due to the timing of payments and a decrease in producer settlements at TMID as a result of lower NGL prices, partially offset by the increase in operating results in the year ended December 31, 2014 compared to the year ended December 31, 2013.
Investing Activities. Cash flows used in investing activities were $1.1 billion and $347.6 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, net cash used in investing activities was driven by capital expenditures of $665.7 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado, as well as the capacity expansion projects at TMID and other expansion projects at Trailblazer, cash outflows of $270.0 million associated with the related party loan to TD under the Pony Express cash management agreement, and cash outflows of $150.0 million, $27.0 million, and $7.6 million for TEP's acquisitions of Trailblazer, Pony Express, and Water Solutions, respectively. These cash outflows were partially offset by cash inflows of $20.0 million from the return of funds deposited with Shell in support of the crude oil resale obligation of Pony Express. During the year ended December 31, 2013, net cash used in investing activities was driven by $346.0 million in capital expenditures, consisting primarily of spending on the conversion and construction of the Pony Express System and capacity expansion and efficiency upgrade projects at TMID, and to a lesser extent, capital expenditures at TIGT.
Financing Activities. Cash flows provided by financing activities were $1.0 billion and $265.1 million for the years ended December 31, 2014 and 2013, respectively. Financing cash inflows for the year ended December 31, 2014 were primarily driven by the proceeds from net borrowings under the TEP revolving credit facility of $424.0 million, net proceeds of $320.4 million from the issuance of 8,050,000 TEP common units in a public offering which closed on July 25, 2014 and TEP common units issued under the TEP ATM Program in the fourth quarter of 2014, net contributions from the TEGP Predecessor Member of $279.5 million, and a contribution from TD of $27.5 million representing the difference between the carrying amount of the Replacement Gas Facilities and the proceeds received from TD. These cash inflows were partially offset by distributions to TEP unitholders of $35.5 million. Cash flows provided by financing activities for the year ended December 31, 2013 consisted primarily of net cash inflows of $290.5 million from the completion of TEP's IPO on May 17, 2013, net contributions from the TEGP Predecessor Member of $252.2 million, and net borrowings under TEP's revolving credit facility of $135.0 million. These cash inflows were partially offset by the repayment of $400.0 million of debt assumed from TD and distributions to TEP unitholders of $9.0 million.

Distributions
Distributions to our Class A shareholders. We distribute 100% of our available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our distribution for the three months ended December 31, 2015, in the amount of $0.173 per Class A share, or $8.3 million in the aggregate, was declared on January 4, 2016 and paid on February 12, 2016 to Class A shareholders of record on January 29, 2016.
Capital Requirements
The midstream energy business can be capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist, of the following:

•
maintenance capital expenditures, which are cash expenditures incurred (including expenditures for the construction or development of new capital assets) that we expect to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements; and

•
expansion capital expenditures, which are cash expenditures to increase our operating income or operating capacity over the long-term. Expansion capital expenditures include acquisitions or capital improvements (such as additions to or improvements on the capital assets owned, or acquisition or construction of new capital assets).

We expect to incur approximately $27 million for capital expenditures in 2016, of which approximately $15 million is expected for expansion projects and approximately $12 million, net of anticipated reimbursements from affiliates, is expected for maintenance capital expenditures.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Maintenance capital expenditures	$12,140	$9,913	$15,951
Expansion capital expenditures	155,795	762,073	422,981
Total capital expenditures incurred	$167,935	$771,986	$438,932
Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement. The increase in maintenance capital expenditures to $12.1 million for the year ended December 31, 2015 from $9.9 million for the year ended December 31, 2014 is primarily driven by increased maintenance capital expenditures in the Natural Gas Transportation & Logistics and Processing & Logistics segments. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $155.8 million for the year ended December 31, 2015 from $762.1 million for the year ended December 31, 2014 is primarily driven by the significant spending on the Pony Express System prior to commencement of commercial operations at the mainline portion in October 2014. Expansion capital expenditures of $155.8 million for the year ended December 31, 2015 consisted primarily of spending on the Pony Express System, including the lateral in Northeast Colorado.
The decrease in maintenance capital expenditures to $9.9 million for the year ended December 31, 2014 from $16.0 million for the year ended December 31, 2013 is primarily driven by a decrease in maintenance capital expenditures in the Natural Gas Transportation & Logistics segment due to certain compressor and pipeline integrity projects during the year ended December 31, 2013. The increase in expansion capital expenditures to $762.1 million for the year ended December 31, 2014 from $423.0 million for the year ended December 31, 2013 is primarily driven by increased expenditures associated with the conversion and construction of the mainline portion of the Pony Express System, which was placed in commercial service in October 2014, and spending on the Pony Express System, lateral in Northeast Colorado.
In addition, we invested cash in unconsolidated affiliates of $2.0 million and $1.3 million during the years ended December 31, 2014 and 2013, respectively, to fund our share of capital expansion projects. There were no investments in unconsolidated affiliates during the year ended December 31, 2015.

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
Contractual Obligations
Following is a summary of our contractual cash obligations in future periods, representing amounts that were fixed and determinable as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations (1)	$901,000	$—	$753,000	$148,000	$—
Interest on debt obligations (2)	55,888	20,179	29,965	5,744	—
Operating lease and service contract obligations (3)	621,069	27,689	56,789	58,853	477,738
Land site lease and right-of-way (4)	1,480	116	280	272	812
Other purchase commitments (5)	13,808	6,295	3,716	3,716	81
Total	$1,593,245	$54,279	$843,750	$216,585	$478,631

(1)
Debt obligations at December 31, 2015 consisted of borrowings under the TEP and Tallgrass Equity revolving credit facilities. For additional information, see Note 10 – Long-term Debt to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data.

(2)
Interest on debt obligations is estimated using current borrowings and interest rates as of December 31, 2015. For additional information, see Note 10 – Long-term Debt to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data.

(3)
Operating leases and service contracts consist of leases for crude oil storage as well as office space and equipment. For additional information, see Note 12 – Commitments & Contingent Liabilities to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data.

(4)
Land site lease and right-of-way contracts consist of payments to landowners, primarily in our Crude Oil Transportation & Logistics and Natural Gas Transportation & Logistics segments. For additional information, see Note 12 – Commitments & Contingent Liabilities to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data.

(5)	Other purchase commitments primarily relate to planned non-reimbursable capital expenditures and operating and maintenance expenditures.
On May 17, 2013, in connection with the closing of TEP’s IPO, TEP and its general partner entered into the TEP Omnibus Agreement, which provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP’s behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition to these costs, TEP pays a quarterly reimbursement to TD for costs associated with being a public company. In addition, in connection with the closing of the Offering, TEGP entered into the TEGP Omnibus Agreement with TEGP Management, LLC, Tallgrass Equity and Tallgrass Energy Holdings (which acts as the general partner of TD). Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a quarterly reimbursement to TD for costs associated with TEGP being a public company.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report. Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included in this report.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.

We review our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, including anticipated volumes, contract renewals and changes in our regulated rates, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using a discounted cash flow model and other commonly accepted techniques.

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2015. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, including anticipated volumes, contract renewals and changes in our regulated rates, and selecting the discount rate that reflects the risk inherent in future cash flows. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We completed our impairment testing of goodwill in the third quarter of 2015 using the methodology described herein, and determined there was no impairment. As a result of a decreased commodity prices in late 2015 and into early 2016, which caused a significant drop in the volumes anticipated from several producers from which TMID receives natural gas for processing, we identified a potential impairment trigger with respect to the $79.2 million of goodwill at the TMID reporting unit, which is a component of our Processing & Logistics segment. We tested TMID's goodwill for impairment as of December 31, 2015 and determined that the fair value of the reporting unit exceeds the carrying value by approximately 21%. As a result, no impairment charge was recorded, however our analysis includes assumptions of a gradual recovery of commodity prices and a corresponding increase in volumes over time. If our outlook for long-term commodity prices is not realized, or our producers further decrease volumes, we could have an impairment in the future.

Risk Management Activities
Derivative assets and liabilities are recorded on our consolidated balance sheets at their estimated fair value as of each reporting date. Changes in the fair value of derivative contracts are recognized in earnings in the period in which the change occurs.

When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices.

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. As of December 31, 2015, we had no natural gas hedges outstanding and thus no fair value change due to a hypothetical increase in the natural gas price forward curve.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Equity-Based Compensation
Equity-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees and the achievement of certain performance targets over the performance period.
If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in compensation expense.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
As of December 31, 2015, approximately 92% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 8% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. We do not currently hedge the commodity exposure in our commodity sensitive contracts in our Processing & Logistics segment and we do not expect to in the foreseeable future. During 2015, NGL and natural gas prices declined substantially and these declines directly and indirectly resulted in lower processing volumes and realizations on our percent of proceeds and keep whole processing contracts. Our Processing & Logistics segment comprised approximately 2%, 39% and 48% of our operating income for the years ended December 31, 2015, 2014 and 2013, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. We do not currently hedge this commodity exposure, but we may enter into hedging agreements in the future. We also have a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. Historically, we have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. As of December 31, 2015, we had no natural gas hedges outstanding.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical natural gas sales. As of December 31, 2015 we had no natural gas hedges outstanding and thus no fair value change due to a hypothetical increase in the natural gas price forward curve.
The CFTC has promulgated regulations to implement Dodd-Frank Act’s changes to the CEA, including the definition of commodity-based swaps subject to those regulations. The CFTC regulations are intended to implement new reporting and record keeping requirements related to those swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the CEA made as a result of the Dodd-Frank Act and the CFTC’s implementing regulations could significantly increase the cost of entering into new swaps.
Interest Rate Risk
As described in "Liquidity and Capital Resources Overview" above, TEP currently has a $1.5 billion revolving credit facility. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After June 25, 2014, the applicable margin ranges from 0.75% to 2.75%, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate.
As described in "Liquidity and Capital Resources Overview" above, TEGP currently has an additional $148.0 million in outstanding borrowings under the Tallgrass Equity credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.

We do not currently hedge the interest rate risk on our borrowings under the credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the TEGP debt outstanding under the TEP and Tallgrass Equity credit facilities by $0.4 million based on our debt obligations as of December 31, 2015.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. As of December 31, 2015 approximately 63% of our revenues are derived from customers who have investment grade credit ratings or are part of corporate families with investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Partners of Tallgrass Energy GP, LP:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity, and cash flows present fairly, in all material respects, the financial position of Tallgrass Energy GP, LP and its subsidiaries ("the Partnership") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 17, 2016

TALLGRASS ENERGY GP, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,234	$867
Accounts receivable, net	57,742	39,768
Receivable from related parties	15	73,393
Gas imbalances	1,227	2,442
Inventories	13,793	13,045
Prepayments and other current assets	2,835	2,766
Total Current Assets	77,846	132,281
Property, plant and equipment, net	2,025,018	1,853,081
Goodwill	343,288	343,288
Intangible asset, net	96,546	104,538
Deferred financing costs, net	6,638	5,528
Deferred tax asset	452,430	—
Deferred charges and other assets	14,894	18,481
Total Assets	$3,016,660	$2,457,197
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable, including $10,554 and $45,534 related to variable interest entities	$22,218	$62,329
Accounts payable to related parties	7,755	3,915
Gas imbalances	1,605	3,611
Accrued taxes	13,844	3,989
Accrued liabilities	10,206	9,384
Deferred revenue	26,511	5,468
Other current liabilities	6,880	7,872
Total Current Liabilities	89,019	96,568
Long-term debt (including $148,000 and $0, respectively, related to variable interest entities)	901,000	559,000
Other long-term liabilities and deferred credits	5,143	6,478
Total Long-term Liabilities	906,143	565,478
Commitments and Contingencies
Equity:
TEGP Predecessor	—	146,866
Class A Shareholders (47,725,000 and no shares outstanding, respectively)	422,310	—
Class B Shareholders (109,504,440 and no shares outstanding, respectively)	—	—
Total Partners’ Equity	422,310	146,866
Noncontrolling interests	1,599,188	1,648,285
Total Equity	2,021,498	1,795,151
Total Liabilities and Equity	$3,016,660	$2,457,197

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$300,436	$28,343	$—
Natural gas transportation services	119,895	126,733	120,025
Sales of natural gas, NGLs, and crude oil	82,133	181,249	155,700
Processing and other revenues	33,733	35,231	14,801
Total Revenues	536,197	371,556	290,526
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	75,285	167,545	131,095
Cost of transportation services (exclusive of depreciation and amortization shown below)	53,597	24,109	15,059
Operations and maintenance	49,138	39,577	35,404
Depreciation and amortization	83,476	47,048	39,917
General and administrative	51,479	33,160	27,651
Taxes, other than income taxes	21,796	6,704	7,401
Loss on sale of assets	4,795	—	—
Total Operating Costs and Expenses	339,566	318,143	256,527
Operating Income	196,631	53,413	33,999
Other (Expense) Income:
Interest expense, net	(18,330)	(7,292)	(11,054)
Gain on remeasurement of unconsolidated investment	—	9,388	—
Loss on extinguishment of debt	(226)	—	(17,526)
Equity in earnings of unconsolidated investment	—	717	—
Other income, net	2,639	3,103	2,205
Total Other (Expense) Income	(15,917)	5,916	(26,375)
Net income before income tax	180,714	59,329	7,624
Deferred income tax benefit	7,277	—	—
Net income	187,991	59,329	7,624
Net income attributable to noncontrolling interests	(156,035)	(48,415)	(6,123)
Net income attributable to TEGP	$31,956	$10,914	$1,501
Allocation of income:
Net income attributable to TEGP from the beginning of the period to May 11, 2015	$7,393
Net income attributable to TEGP from May 12, 2015 to December 31, 2015	24,563
Basic net income per Class A share	$0.51
Diluted net income per Class A share	$0.51
Basic average number of Class A shares outstanding	47,725
Diluted average number of Class A shares outstanding	47,808

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF EQUITY

	TEGP Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2013	$106,050	$—	$—	$657,627	$763,677
Net income	1,501	—	—	6,123	7,624
Distributions to TEGP Predecessor Member, net	(20,913)	—	—	(106,782)	(127,695)
Contributions from Predecessor Entities, net	19,918	—	—	359,954	379,872
Contribution of net assets of TIGT and TMID to TEP	773	—	—	(773)	—
Issuance of TEP units to the public, net of offering costs	43,542	—	—	246,941	290,483
Distributions to TEP unitholders	—	—	—	(9,014)	(9,014)
Noncash compensation expense	—	—	—	4,154	4,154
Balance at December 31, 2013	$150,871	$—	$—	$1,158,230	$1,309,101
Net income	10,914	—	—	48,415	59,329
Issuance of TEP units to the public, net of offering costs	43,859	—	—	276,526	320,385
Noncash compensation expense	—	—	—	10,154	10,154
Distributions to TEP unitholders	—	—	—	(35,538)	(35,538)
Contribution from TD	8,344	—	—	19,144	27,488
(Distributions to) Contributions from Predecessor Entities, net	(23,615)	—	—	303,161	279,546
Contributions from Noncontrolling Interest	—	—	—	5,429	5,429
Distributions to Noncontrolling Interests	—	—	—	(5,406)	(5,406)
Issuance of TEP general partner units	80	—	—	183	263
Acquisition of Trailblazer	(32,992)	—	—	(117,008)	(150,000)
Acquisition of Water Solutions	—	—	—	1,400	1,400
Acquisition of 33.3% Pony Express membership interest	(10,595)	—	—	(16,405)	(27,000)
Balance at December 31, 2014	$146,866	$—	$—	$1,648,285	$1,795,151
Net income for the period from January 1, 2015 to May 11, 2015	7,393	—	—	32,196	39,589
Issuance of TEP units to public, net of offering costs	63,464	—	—	487,653	551,117
Acquisition of additional 33.3% membership interest in Pony Express	(98,446)	—	—	(601,554)	(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	(9,425)	(13,533)
Issuance of Class A shares to the public, net of offering costs	—	1,314,738	—	—	1,314,738
Acquisition of Acquired TEP Units from TD	—	(953,600)	—	—	(953,600)
Distribution of excess Offering proceeds to Exchange Right Holders	—	(334,068)	—	—	(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	(171,948)	—	—	(171,948)
Consolidation of TEGP Predecessor assets	(115,169)	115,169	—	—	—
Deferred tax asset	—	445,152	—	—	445,152
Net income for the period from May 12, 2015 to December 31, 2015	—	24,563	—	123,839	148,402
Issuance of TEP common units under TEP LTIP plan	—	(665)	—	(5,938)	(6,603)
Distributions to TEP unitholders	—	—	—	(99,190)	(99,190)
Noncash compensation expense	—	493	—	9,337	9,830
Contributions from noncontrolling interest	—	—	—	110,127	110,127
Distributions to noncontrolling interest	—	—	—	(69,474)	(69,474)

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF EQUITY

Distributions to TEP GP Members	—	(7,465)	—	—	(7,465)
Issuance of TEP units to public, net of offering costs	—	297	—	2,670	2,967
Tallgrass Equity distributions to Exchange Right Holders	—	—	—	(28,738)	(28,738)
Distributions to Class A shareholders	—	(10,356)	—	—	(10,356)
Acquisition of noncontrolling interests	—	—	—	(600)	(600)
Balance at December 31, 2015	$—	$422,310	$—	$1,599,188	$2,021,498

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$187,991	$59,329	$7,624
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	87,586	49,041	41,663
Gain on remeasurement of unconsolidated investment	—	(9,388)	—
Deferred tax benefit	(7,277)	—	—
Loss on extinguishment of debt	226	—	17,526
Noncash compensation expense	5,425	5,136	1,798
Loss on sale of assets	4,795	—	—
Changes in components of working capital:
Accounts receivable and other	(15,570)	(348)	8,506
Gas imbalances	(757)	1,504	2,393
Inventories	(5,169)	(8,367)	(2,807)
Accounts payable and accrued liabilities	9,888	(21,787)	12,207
Deferred revenue	20,612	6,619	—
Deferred lease payment	—	—	(4,563)
Other operating, net	(1,891)	(2,295)	(1,865)
Net Cash Provided by Operating Activities	285,859	79,444	82,482
Cash Flows from Investing Activities:
Capital expenditures	(65,387)	(665,650)	(346,020)
Issuance of related party loan	—	(270,000)	—
Acquisition of Trailblazer	—	(150,000)	—
Acquisition of additional equity interests in Water Solutions	—	(7,600)	—
Acquisition of Pony Express membership interest	(700,000)	(27,000)	—
Acquisition of Western	(75,000)	—	—
Other investing, net	(4,883)	17,521	(1,590)
Net Cash Used in Investing Activities	(845,270)	(1,102,729)	(347,610)
Cash Flows from Financing Activities:
Proceeds from initial public offering of Class A shares, net	1,314,738	—	—
Acquisition of Acquired TEP Units	(953,600)	—	—
Proceeds from public offering of TEP common units, net of offering costs	554,084	320,385	290,483
Borrowings under revolving credit facilities, net	342,000	424,000	135,000
Distribution of excess proceeds to Exchange Right Holders	(334,068)	—	—
Acquisition of additional Tallgrass Equity units	(171,948)	—	—
Distributions to TEP unitholders	(99,190)	(35,538)	(9,014)
Tallgrass Equity distributions to Exchange Right Holders	(28,738)	—	—
Distributions to noncontrolling interests	(25,136)	—	—
(Distributions to) Contributions from TEGP Predecessor Member, net	(13,533)	279,546	252,177
TEGP distributions to shareholders	(10,356)	—	—
Distributions to TEP GP Member, net	(7,465)	—	—
Contribution from TD	—	27,488	—
Repayment of debt assumed from TD	—	—	(400,000)

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Other financing, net	(6,010)	8,271	(3,518)
Net Cash Provided by Financing Activities	560,778	1,024,152	265,128
Net Change in Cash and Cash Equivalents	1,367	867	—
Cash and Cash Equivalents, beginning of period	867	—	—
Cash and Cash Equivalents, end of period	$2,234	$867	$—

Supplemental Disclosures:
Cash payments for interest, net	$(16,432)	$(6,801)	$(3,450)
Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with TD	$138,936	$158,357	$—
Distributions to noncontrolling interests settled via the cash management agreement with TD	$(69,017)	$(5,361)	$—
Contribution from noncontrolling interests settled via the cash management agreement with TD	$68,277	$—	$—
Increase in accrual for payment of property, plant and equipment	$—	$—	$90,373
Increase in accrual for reimbursable construction in progress projects	$—	$—	$14,470

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "Offering"), which was completed on May 12, 2015. Prior to closing the Offering, Tallgrass Equity held a 100% membership interest in Tallgrass Energy Holdings, LLC ("Tallgrass Energy Holdings"). Tallgrass Energy Holdings, in turn, held a 100% limited partner interest in TEGP and a 100% membership interest in TEGP Management, LLC ("TEGP Management"), the general partner of TEGP.
In connection with the closing of the Offering on May 12, 2015, the following transactions (the "Reorganization Transactions") occurred:

•
Tallgrass Equity distributed its membership interest in Tallgrass Energy Holdings to its members, pro rata, and Tallgrass Energy Holdings distributed its 100% limited partner interest in TEGP, respectively, to its members, pro rata, which are referred to as the "Exchange Right Holders";

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

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings together with the net proceeds from the Offering that Tallgrass Equity received from TEGP, to purchase 20,000,000 common units, representing limited partner interests in Tallgrass Energy Partners, LP ("TEP"), from Tallgrass Development, LP ("TD") at $47.68 per TEP common unit (the "Acquired TEP Units") and pay offering expenses and other transaction costs. Tallgrass Equity distributed substantially all of the remaining proceeds (the "Excess Proceeds") to the Exchange Right Holders, retaining approximately $3 million for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs.

TEGP's sole cash-generating asset is an approximate 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP, described below, that were historically owned by entities controlled by Tallgrass Equity, including TD:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing a 1.36% general partner interest in TEP at December 31, 2015.

•	The Acquired TEP Units, representing an approximately 32.53% limited partner interest in TEP at December 31, 2015.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements and related notes were prepared in accordance with the generally accepted accounting principles ("GAAP") contained in the Financial Accounting Standards Board’s Accounting Standards Codification. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
The accompanying consolidated financial statements of TEGP for periods prior to May 12, 2015 include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP’s initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described in Note 1 – Description of Business, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the Offering and to TEGP thereafter.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP are attributed to TEGP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEGP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Pony Express Pipeline effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ended September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ended December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 will be attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.
A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity’s economic performance. We have presented separately in our consolidated balance sheets, to the extent material, the assets of our consolidated VIE that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIE for which creditors do not have recourse to our general credit. Tallgrass Equity and Pony Express are considered to be VIEs under the applicable authoritative guidance. Based on a qualitative analysis in accordance with the applicable authoritative guidance, we have determined that we are the primary beneficiary as we have the power to direct matters that most significantly impact the activities of Tallgrass Equity and Pony Express and have the right to receive benefits of Tallgrass Equity and Pony Express that could potentially be significant to the respective entities. We have consolidated Tallgrass Equity as we are the primary beneficiary. We also consolidate Pony Express through our indirect investment in TEP, as TEP is the primary beneficiary of Pony Express. For additional information see Note 3 – Variable Interest Entities.
Use of Estimates
Certain amounts included in or affecting these consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods it considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
On November 12, 2012, TIGT and TMID entered into a centralized cash management agreement with TD. In accordance with the cash management agreement, the subsidiary companies made loans on each business day equal to the amount swept from their depository bank accounts. At the beginning of the following month, the total of these loans for each company, less reimbursement payments under the agreements described below in Note 5 – Related Party Transactions, was transferred to an interest bearing account and subsequently, periodically recorded as equity distributions. This practice was discontinued effective May 17, 2013, when TIGT and TMID were contributed to TEP. Subsequent to May 17, 2013, all payable and receivable balances between TEP and TD are cash settled with the exception of certain balances payable from Pony Express to TD, which have been settled against the receivable from TD via the Pony Express cash management agreement.
Net equity distributions of the Predecessor Entities included in the Consolidated Statements of Cash Flows represent transfers of cash as a result of TD’s centralized cash management systems prior to May 17, 2013, and prior to April 1, 2014 for Trailblazer and September 1, 2014 for Pony Express, under which cash balances were swept daily and recorded as loans from the subsidiaries to TD. These loans were then periodically recorded as equity distributions. As of December 31, 2015, Pony Express participated in a cash management agreement with TD, which held a 33.3% common membership interest in Pony Express as of December 31, 2015, under which cash balances were swept daily and recorded as loans from Pony Express to TD.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at their estimated collectible amounts. We make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and adjustments are recorded as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. Our allowance for doubtful accounts totaled $0.6 million and $0.5 million at December 31, 2015 and 2014, respectively.
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
Accounting for Regulatory Activities
Regulated activities are accounted for in accordance with the "Regulated Operations" Topic of the Codification. This Topic prescribes the circumstances in which the application of GAAP is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. We recorded regulatory assets of approximately $2.8 million and $1.4 million included in "Deferred charges and other assets" in the consolidated balance sheets at December 31, 2015 and 2014, respectively. Regulatory assets at December 31, 2015 were primarily attributable to costs associated with both TIGT's 2015 Rate Case Filing and Trailblazer’s 2013 Rate Case Filing as more fully described in Note 17 – Regulatory Matters, while regulatory assets at December 31, 2014 were primarily attributable to costs associated with Trailblazer’s 2013 Rate Case Filing. We recorded regulatory liabilities of approximately $2.2 million and $2.3 million included in "Other current liabilities" in the consolidated balance sheet at December 31, 2015 and 2014, respectively, related to Trailblazer's fuel tracker liabilities as described in Note 17 – Regulatory Matters.
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost, which for constructed plants includes indirect costs such as payroll taxes, other employee benefits, allowance for funds used during construction for regulated assets and other costs directly related to the projects. Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized and depreciated over the remaining useful life of the asset or major asset component. We also capitalize certain costs related to the construction of assets, including internal labor costs, interest and engineering costs.

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
Intangible Assets
We account for intangible assets in accordance with ASC 805, which established that an intangible asset is identifiable if it meets either the separability criterion or the contractual-legal criterion. Further, in accordance with ASC 805, contract-based intangible assets represent the value of rights that arise from contractual arrangements. Use rights such as drilling, water, air, timber cutting, and route authorities are an example of contract-based intangible assets. Intangible assets arose at Pony Express from the acquisition of rights associated with the ability and regulatory permissions to convert a section of TIGT's natural gas pipeline, which was subsequently purchased by Pony Express, to crude oil and includes the operational and financial benefits that accrue due to those rights and the ability to make that asset more valuable ("the Pony Express oil conversion use rights"). These intangible assets are amortized on a straight-line basis over a period of 35 years, the period of expected future benefit. Intangible assets arose at BNN Redtail, LLC ("Redtail") as a result of a significant customer contract with favorable market terms which was acquired as part of the Water Solutions transaction discussed in Note 4 – Acquisitions. This intangible asset was amortized on a straight-line basis over a period of 1.6 years, the remaining term of the contract at the time of acquisition, and was fully amortized as of December 31, 2015.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss results when the estimated undiscounted future net cash flows expected to result from the asset or asset group’s use and its eventual disposition are less than its carrying amount. We assess our long-lived assets for impairment in accordance with the relevant Codification guidance. A long-lived asset or asset group is tested for impairment whenever events or changes in circumstances indicate its carrying amount may exceed its fair value.
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
When an impairment indicator is present, we first assess the recoverability of the long-lived assets by comparing the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If the carrying amount is higher than the undiscounted future cash flows, the fair value of the assets is assessed using a discounted cash flow analysis and used to determine the amount of impairment, if any, to be recognized.
Gas in Underground Storage
Gas in underground storage represents the cost of base gas, which refers to the volumes necessary to maintain pressure and deliverability requirements in our storage facilities. We record base gas as a component of property, plant and equipment.
We maintain working gas in our underground storage facilities on behalf of certain third parties. We receive a fee for our storage services but do not reflect the value of third-party gas in the accompanying consolidated financial statements. We occasionally acquire volumes of working gas for our own account. These volumes of working gas are recorded as natural gas inventory at the lower of cost or market.

Depreciation and Amortization
For non-regulated assets, we have elected to use the straight-line method of depreciation. For our regulated assets, we have elected to compute depreciation using a composite method employed by applying a single depreciation rate to a group of assets with similar economic characteristics. This composite method of depreciation approximates a straight-line method of depreciation. The rates of depreciation for the various classes of depreciable assets are as follows:

Range of Depreciation Rates
Crude oil pipelines	2.8%
Natural gas pipelines	0.7 - 3.4%
Processing & treating assets	3.3%
Water business assets	3.3 - 20.0%
Replacement Gas Facilities (1)	10.0%
General & other	6.8 - 12.0%

(1)	Represents the Replacement Gas Facilities as discussed in Note 5 – Related Party Transactions and Note 17 – Regulatory Matters.
Gas Imbalances
Gas imbalances receivable and payable represent the difference between customer nominations and actual gas receipts from and gas deliveries to interconnecting pipelines under various operational balancing and imbalance agreements. Gas imbalances are either made up in-kind or settled in cash, subject to the terms and valuations of the various agreements. Imbalances are valued at applicable average market index prices.
Deferred Financing Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized over the related financing period using the effective interest method.
Goodwill
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of the fair value over the carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31st. We evaluate goodwill for impairment at the reporting unit level, which is an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or the two-step test approach depending on facts and circumstances of the reporting unit. If we, after performing the qualitative assessment, determine it is "more likely than not" that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. When goodwill is evaluated for impairment using the two-step test, the carrying amount of the reporting unit is compared to its fair value in Step 1 and if the fair value exceeds the carrying amount, Step 2 is unnecessary. If the carrying amount exceeds the reporting unit’s fair value, this could indicate potential impairment and Step 2 of the goodwill evaluation process is required to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. When Step 2 is necessary, the fair value of individual assets and liabilities is determined using valuations, or other observable sources of fair value, as appropriate. If the carrying amount of goodwill exceeds its implied fair value, the excess is recognized as an impairment loss. See Note 8 – Goodwill and Other Intangible Assets for additional information regarding impairment testing performed during 2015.
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
Our investment in Grasslands Water Services I, LLC ("GWSI"), which owns a fresh water transportation pipeline, was initially recorded under the equity method of accounting as we had the ability to exercise significant influence, but not control, over this investment. There was $0.7 million equity in earnings recognized for the year ended December 31, 2014. There were no equity in earnings recognized for the year ended December 31, 2015. As discussed in Note 4 – Acquisitions, during the year ended December 31, 2014, TEP acquired a controlling interest in GWSI, which was subsequently renamed BNN Redtail, LLC ("Redtail"), and consolidated its investment in Redtail as of May 13, 2014 accordingly.
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
Natural gas liquids sales occur in the Processing & Logistics segment and consist of the sale of outputs from our processing plants and the marketing of natural gas liquids that are delivered by our suppliers under either fee-based arrangements or percent-of-proceeds arrangements. Under these arrangements, we treat and process the natural gas delivered by our suppliers, and then sell the resulting NGLs and condensate based on published index market prices. We remit to the producers an agreed-upon percentage of the actual proceeds that we receive from our sales of the NGLs and condensate. We keep the difference between the proceeds received and the amount remitted back to the producer. We generally report gross revenues in the consolidated statements of income, as we typically act as the principal in these transactions, take custody of the product, and incur the risks and rewards of ownership. Processing and other revenues primarily represent fees for processing, treating and fractionation of natural gas and NGLs earned under fee-based arrangements and revenue from water services earned in the Processing & Logistics segment.

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
For information regarding financial instruments measured at fair value on a recurring basis, see Note 9 – Risk Management. For information regarding the fair value of financial instruments not measured at fair value in the consolidated balance sheets, see Note 10 – Long-term Debt.
Risk Management Activities
We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas. We record derivative contracts at their estimated fair values as of each reporting date. For more information on our risk management activities, see Note 9 – Risk Management.
Equity-Based Compensation
Equity-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award. As discussed in Note 15 – Equity-Based Compensation, a portion of the expense recognized relating to equity-based compensation grants is charged to TD.
Income Taxes
Although TEGP is organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes for periods beginning May 12, 2015. Prior to the completion of the Offering on May 12, 2015, TEGP Predecessor was comprised primarily of limited liability companies that were flow-through entities (that is, partnerships or disregarded entities) for income tax purposes, with the exception of a single C corporation which did not generate any income. Accordingly, no provision for federal or state income taxes was recorded in the financial statements of TEGP Predecessor and the tax effects of our activities accrued to their respective partners and members for periods prior May 12, 2015. Subsequent to May 12, 2015, TEGP's consolidated subsidiaries consist primarily of entities that are flow-through entities for income tax purposes. On September 14, 2015, TEP, through its membership interest in Pony Express, formed a new C corporation, Tallgrass Colorado Pipeline, Inc. ("Tallgrass Colorado"), which is 99.8% owned by Pony Express. The remaining 0.2% interest in Tallgrass Colorado is held by direct and indirect wholly owned subsidiaries of TEP. Tallgrass Colorado was formed for the purpose of the potential construction of a lateral pipeline that would interconnect with the Pony Express System's existing lateral in Northeast Colorado and has not yet commenced operations or generated any income.
Deferred income taxes are provided for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and our overall deferred tax position.
Pursuant to the applicable guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2015, we had not recognized any material amounts in connection with uncertainty in income taxes.
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
The amendments in ASU 2015-02 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early application is permitted, including adoption in an interim period. The adoption of ASU 2015-02 is not expected to have a material impact on our financial position and results of operations.
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
ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments"
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments for provisional amounts recognized in a business combination by eliminating the requirement for an acquirer to retrospectively account for measurement-period adjustments. Under the updated guidance, the acquirer must recognize adjustments in the reporting period in which the adjustment amounts are determined and the effect on earnings as a result of the change to the provisional amounts must be calculated as if the accounting had been completed at the acquisition date.
The amendments in ASU 2015-16 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, and must be applied prospectively. We are currently evaluating the impact of ASU 2015-16.

ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes"
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.
The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of ASU 2015-17.
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
We also consolidate Pony Express through our indirect ownership of TEP. TEP does not have the obligation to absorb expected losses from Pony Express as a result of the minimum quarterly preference payments as discussed in Note 4 – Acquisitions. In addition, for the period from our acquisition of the initial 33.3% membership interest effective September 1, 2014 to our acquisition of an additional 33.3% membership interest effective March 1, 2015, TEP, as the managing member of Pony Express, had voting rights disproportionate to its ownership interest. As a result, we determined that Pony Express is a VIE of which TEP is the primary beneficiary and consolidated Pony Express accordingly.
We have not provided any additional financial support to Pony Express other than TEP's initial capital contribution of $570 million and TEP's pro rata portion of expansion capital projects as discussed below, and have no contractual commitments or obligations to provide additional financial support. In the event that the costs of construction of the Pony Express System, including the lateral in Northeast Colorado, exceed the $270 million retained by Pony Express as discussed in Note 4 – Acquisitions, TD is obligated to fund the remaining costs. As of December 31, 2015, the costs to complete construction have exceeded the amount retained, and as such TD will continue to fund any remaining costs associated with construction of the mainline and lateral in Northeast Colorado. Although TEP has no obligation to provide further financial support to Pony Express, expansion capital projects are funded by TEP and TD on a pro rata basis in accordance with the Pony Express LLC Agreement. Contributions from TEP to Pony Express to fund expansion capital projects totaled $4.4 million for the year ended December 31, 2015.
As discussed in Note 21 – Subsequent Events, TEP acquired an additional 31.3% membership interest in Pony Express effective January 1, 2016.
The carrying amounts and classifications of the Tallgrass Equity consolidated assets and liabilities, including the assets and liabilities of Pony Express, included in our consolidated balance sheets at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Current assets	$77,845	$132,281
Noncurrent assets	2,486,384	2,324,916
Total assets	$2,564,229	$2,457,197
Current liabilities	$89,512	$96,568
Noncurrent liabilities	906,143	565,478
Total liabilities	$995,655	$662,046
4. Acquisitions
TEP Acquisition of Trailblazer
On April 1, 2014, TEP closed the acquisition of Trailblazer from a wholly owned subsidiary of TD for total consideration valued at approximately $164 million, consisting of $150 million in cash and the issuance of 385,140 common units (valued at approximately $14 million based on the March 31, 2014 closing price of TEP’s common units). On that same date, the general partner contributed additional capital in the amount of approximately $263,000 in exchange for the issuance of 7,860 general partner units in order to maintain its 2% general partner interest. The acquisition of Trailblazer represents a change in reporting entity and a transaction between entities under common control. The excess purchase price over the net book value of Trailblazer's assets and liabilities was accounted for as a deemed distribution as discussed further in Note 11 – Partnership Equity and Distributions.

TEP Acquisitions of 66.7% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into the Second Amended Pony Express LLC Agreement, which set forth the relative rights of TD and TEP as the owners of Pony Express. Of the total consideration of $600 million, TEP directly paid TD $30 million, consisting of $27 million in cash and 70,340 TEP common units with an aggregate fair value of approximately $3 million, in exchange for the transfer by TD to TEP of a 1.9585% membership interest in Pony Express (computed before giving effect to the issuance of the new membership interest by Pony Express to TEP). TEP also contributed cash of $570 million to Pony Express in exchange for a newly issued membership interest which, when combined with the membership interest transferred from TD and the parties' entry at closing into the Second Amended Pony Express LLC Agreement, constituted TEP's 33.3% membership interest in Pony Express, which represented 100% of the preferred membership units issued by Pony Express. Of the $570 million cash consideration received by Pony Express, $300 million was immediately distributed to TD at closing and $270 million was retained by Pony Express to fund the estimated remaining costs of construction for the Pony Express System and the lateral in Northeast Colorado. The $270 million cash balance was subsequently swept to TD under a cash management agreement between Pony Express and TD and was recorded as a related party loan which bears interest at TD's incremental borrowing rate. There was no remaining balance outstanding on the related party loan at December 31, 2015.
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
Upon the effective date of the second acquisition, TEP reevaluated its VIE assessment and determined that Pony Express continued to be considered a VIE of which TEP is the primary beneficiary. The acquisition of the additional 33.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction have not been recast to reflect the additional 33.3% membership interest.
As discussed in Note 21 – Subsequent Events, effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express.
Formation of BNN Water Solutions, LLC
On November 26, 2013, TEP, through its wholly-owned subsidiary Tallgrass Energy Investments, LLC ("TEI"), entered into a joint venture agreement with BNN Energy LLC ("BNN") to form GWSI, which subsequently built and began operating an intrastate fresh water pipeline in Colorado. TEP accounted for its 50% equity interest in GWSI as an equity method investment. On May 13, 2014, TEI entered into a contribution agreement with BNN and several other parties to form a new entity known as Water Solutions. Under the terms of the contribution agreement, TEI agreed to contribute its existing 50% interest in GWSI, along with $7.6 million cash, in exchange for an 80% membership interest in Water Solutions. As part of the transaction, GWSI was renamed Redtail, became a subsidiary of Water Solutions, and issued preferred equity interests to TEI. Among the assets contributed by BNN and the other parties to the transaction were the other 50% interest in Redtail and a 100% equity interest in Alpha Reclaim Technology, LLC ("Alpha"), a company which sources treated wastewater from municipalities in Texas. Alpha is wholly-owned by Redtail.
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
On May 20, 2015, TEP acquired an additional 12% equity interest in Water Solutions from NR2, LLC for cash consideration of $600,000, which was accounted for as an acquisition of noncontrolling interest. As of December 31, 2015, TEP's aggregate membership interest in Water Solutions was 92%.
TEP Acquisition of BNN Western, LLC
On December 16, 2015, Whiting Oil and Gas Corporation ("Whiting"), Redtail, and BNN Western, LLC ("Western"), a newly formed Delaware limited liability company, entered into a definitive Transfer, Purchase and Sale Agreement, pursuant to which Redtail acquired 100% of the outstanding membership interests of Western from Whiting in exchange for total cash consideration of $75 million. Western's assets consist of a fresh water delivery and storage system and produced water gathering and produced water disposal system, which together comprise 62 miles of pipeline along with associated fresh water ponds and disposal wells. The purchase agreement with Whiting includes a five-year fresh water service contract and a nine-year gathering and disposal contract.
At December 31, 2015, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. The $75 million purchase price of the assets was allocated entirely to property, plant and equipment. TEP is in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the acquisition within the measurement period. Such provisional amounts will be adjusted if necessary to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts.
Actual revenue and net income attributable to TEP from Western of $0.3 million and $0.1 million, respectively, was recognized in the accompanying consolidated statements of income for the period from December 16, 2015 to December 31, 2015. Pro forma revenue and net income attributable to TEGP for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Revenue	538,033	373,470
Net income attributable to TEGP	32,022	10,982
This unaudited pro forma financial information for TEGP is presented as if the acquisition of Western had been completed on January 1, 2014. The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of TEGP would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of TEGP for any future periods or as of any date. The pro forma financial information does not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements. The pro forma revenue and net income includes adjustments to give effect to TEGP's consolidated interest in the estimated results of operations of Western for the periods presented.
5. Related Party Transactions
We have no employees. TD, through its wholly-owned subsidiary Tallgrass Operations, LLC ("Tallgrass Operations"), provided and charged us for direct and indirect costs of services provided to us or incurred on our behalf including employee labor costs, information technology services, employee health and retirement benefits, and all other expenses necessary or appropriate to the conduct of our business. We recorded these costs on the accrual basis in the period in which TD incurred them. On May 17, 2013, in connection with the closing of TEP’s initial public offering, TEP and its general partner entered into an Omnibus Agreement with TD and certain of its affiliates, including Tallgrass Operations (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP’s behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of the Offering, TEGP entered into an Omnibus Agreement (the "TEGP Omnibus Agreement") with TEGP Management, LLC, Tallgrass Equity and Tallgrass Energy Holdings (which acts as the general partner of TD).

TEP’s general and administrative costs under the TEP Omnibus Agreement were $21.5 million for the year ended December 31, 2015, excluding costs attributable to Pony Express. Pony Express had general and administrative costs under the TEP Omnibus Agreement of $20.6 million for the year ended December 31, 2015. TEP also pays a quarterly reimbursement to TD for costs associated with being a public company, which was $2.5 million for the year ended December 31, 2015. Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $1.3 million for the year ended December 31, 2015. These amounts will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEP and TEGP, respectively.
Due to the cash management agreement discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances at the Predecessor Entities were periodically settled and treated as equity distributions prior to the completion of TEP's initial public offering on May 17, 2013 (the "TEP IPO"), prior to April 1, 2014 for Trailblazer, and prior to September 1, 2014 for Pony Express. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 are classified as related party receivables in the consolidated balance sheets. During the years ended December 31, 2015 and 2014 we recognized interest income from TD of $0.4 million and $1.5 million, respectively, on the receivable balance under the Pony Express cash management agreement.
Totals of transactions with affiliated companies are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of transportation services (1)	$25,046	$—	$—
Charges to TEGP: (2)
Property, plant and equipment, net	$4,320	$17,936	$7,604
Other deferred charges	$7	$27	$799
Operation and maintenance	$23,520	$18,783	$18,439
General and administrative	$34,391	$23,475	$20,140

(1)
Reflects rent expense under operating lease agreements that primarily consist of crude oil storage capacity leased by Pony Express from Deeprock Development, LLC ("Deeprock"), an unconsolidated affiliate of TD, and Tallgrass Sterling Terminal, LLC ("Sterling"), a consolidated subsidiary of TD. For more information, see Note 12 – Commitments & Contingent Liabilities.

(2)	Charges to TEGP, inclusive of Tallgrass Equity, TEP, and Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services
Details of balances with affiliates included in "Receivable from related parties" and "Accounts payable to related parties" in the consolidated balance sheets are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Receivables from related parties:
Tallgrass Operations, LLC	$—	$73,393
Rockies Express Pipeline LLC	15	—
Total receivables from related parties	$15	$73,393
Accounts payable to related parties:
Tallgrass Operations, LLC	$7,731	$3,894
Rockies Express Pipeline LLC	7	21
Deeprock Development, LLC	17	—
Total accounts payable to related parties	$7,755	$3,915

Balances of gas imbalances with affiliated shippers are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Affiliate gas balance receivables	$92	$275
Affiliate gas balance payables	$227	$455
Pursuant to the terms of a Purchase and Sale Agreement dated August 1, 2012, TD, through August 31, 2014, reimbursed TIGT for all costs TIGT incurred with respect to the Pony Express Abandonment, as defined in Note 17 – Regulatory Matters, including, but not limited to, development costs, capital costs and related interest costs associated with the construction of certain gas facilities necessary to maintain existing natural gas service on the TIGT System (the "Replacement Gas Facilities"). The Replacement Gas Facilities are required as part of the Pony Express Abandonment in order for TIGT to continue service to existing customers after having sold approximately 433 miles of natural gas pipeline, and associated rights of way and certain other equipment, to Pony Express in 2013. For more information, see Note 17 – Regulatory Matters. Any costs incurred by TIGT subsequent to August 31, 2014 are reimbursed directly by Pony Express.
TIGT’s expenditures for the Replacement Gas Facilities are captured in "Prepayments and other current assets" in the consolidated balance sheets as they are incurred and interest is accrued until reimbursement takes place (which is typically monthly). During the year ended December 31, 2014 we received proceeds from TD of $69.2 million and incurred expenditures of $41.7 million. We recognized a contribution of $27.5 million from TD in our Consolidated Statement of Partners' Capital which represents the difference between the carrying amount of the Replacement Gas Facilities and the proceeds received from TD. At December 31, 2015 and 2014, TEP had not incurred any expenditures for the Replacement Gas Facilities that had not been reimbursed. During the year ended December 31, 2013, reimbursements of $4.3 million related to expenditures prior to the closing of the TEP IPO on May 17, 2013 were settled as equity distributions with TD. During the year ended December 31, 2013, reimbursements of $30.4 million related to expenditures subsequent to the closing of the TEP IPO on May 17, 2013 were cash settled by TD. At December 31, 2013, TEP had $17.0 million in "Prepayments and other current assets" related to this project that were cash settled by TD in the first quarter of 2014.
6. Inventory
The components of inventory at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Crude oil	$2,661	$581
Materials and supplies	8,581	3,049
Natural gas liquids	395	519
Gas in underground storage	2,156	8,896
Total inventory	$13,793	$13,045
In July 2014, Pony Express entered into an agreement with Shell Trading (US) Company ("Shell") for the purchase of 800,000 barrels of crude oil that was available for initial line fill on the Pony Express System, which was subsequently sold back to Shell in November 2014. To support the resale obligation of Pony Express, in July 2014 TD paid Shell a deposit of $20 million and issued a letter of credit for $20 million and a parent guarantee of $40 million to Shell on behalf of Pony Express. TEP returned the barrels to Shell in November 2014. At that time, the letter of credit was cancelled and Shell returned the $20 million deposit to Pony Express, which Pony Express subsequently returned to TD.

7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines	$1,172,684	$939,536
Natural gas pipelines	550,710	548,482
Processing and treating assets	254,073	237,218
Water business assets	81,098	4,453
General and other	69,181	42,719
Construction work in progress	30,699	139,873
Accumulated depreciation and amortization	(133,427)	(59,200)
Total property, plant and equipment, net	$2,025,018	$1,853,081
Depreciation expense was approximately $75.5 million, $40.9 million, and $36.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Capitalized interest was approximately $0.9 million, $1.2 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Under a lease agreement effective October 3, 2015, TMID, as lessor, leases capacity on an NGL pipeline that was constructed for a third party. Rental income was approximately $0.8 million for the year ended December 31, 2015, and was recorded as "Processing and other revenues" in the accompanying consolidated statements of income. Under a lease agreement initially effective November 13, 2012, TIGT, as lessor, leases a portion of its office space to a third party. Rental income was approximately $0.8 million, $1.0 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and was recorded as "Other income, net" in the accompanying consolidated statements of income. As of December 31, 2015, future minimum rental income under non-cancelable operating leases as the lessor were as follows (in thousands):

Year	Total
2016	$3,952
2017	3,967
2018	3,982
2019	3,997
2020	3,385
Thereafter	15,114
Total	$34,397
8. Goodwill and Other Intangible Assets
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the reporting period:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Natural Gas Transportation & Logistics	Processing & Logistics	Total	Natural Gas Transportation & Logistics	Processing & Logistics		Total
	(in thousands)			(in thousands)
Balance at beginning of period	$255,558	$87,730	$343,288	$255,558	$79,157		$334,715
Goodwill acquired	—	—	—	—	8,573	(1)	8,573
Balance at end of period	$255,558	$87,730	$343,288	$255,558	$87,730		$343,288

(1)	The $8.6 million of goodwill was recorded in connection with the acquisition of a controlling interest in Water Solutions on May 13, 2014.

Annual Goodwill Impairment Analysis
We did not elect to apply the qualitative assessment option during our 2015 annual goodwill impairment testing, instead we proceeded directly to the two-step quantitative test. In Step 1 of the two-step quantitative test, we compared the fair value of each reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units based on the enterprise value of each reporting unit at the date of acquisition. The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates and the weighted average cost of capital. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For each reporting unit, the results of the Step 1 impairment analysis indicated no potential impairment as the fair value of the reporting units was greater than their respective book values. Fair value exceeded the book value by at least 10% for each of the reporting units. As a result, in accordance with the Codification guidance, Step 2 of the impairment analysis was not necessary as part of the annual impairment analysis in 2015. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and potential future impairments. We continue to monitor potential impairment indicators, including declines in our market price, to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
As a result of a decreased commodity prices in late 2015 and into early 2016, which caused a significant drop in the volumes anticipated from several producers from which TMID receives natural gas for processing, we identified a potential impairment trigger with respect to the $79.2 million of goodwill at the TMID reporting unit, which is a component of our Processing & Logistics segment. We tested TMID's goodwill for impairment as of December 31, 2015 and determined that the fair value of the reporting unit exceeds the carrying value by approximately 21%. As a result, no impairment charge was recorded, however our analysis includes assumptions of a gradual recovery of commodity prices and a corresponding increase in volumes over time. If our outlook for long-term commodity prices is not realized, or our producers further decrease volumes, we could have an impairment in the future.
Other Intangible Assets
A summary of amortized intangible assets is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Pony Express oil conversion use rights	$105,973	$105,973
Redtail customer contract (1)	—	8,200
Accumulated amortization	(9,427)	(9,635)
Intangible assets, net	$96,546	$104,538

(1)	The Redtail customer contract was fully amortized as of December 31, 2015.
Amortization of intangible assets was approximately $8.0 million, $6.2 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Estimated future amortization for these intangible assets is as follows (in thousands):

Year	Total
2016	$3,028
2017	3,028
2018	3,028
2019	3,028
2020	3,028
Thereafter	81,406
Total	$96,546

9. Risk Management
We occasionally enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities. Our normal business activities directly and indirectly expose us to risks associated with changes in the market price of crude oil and natural gas, among other commodities. For example, the risks associated with changes in the market price of natural gas, include, among others (i) pre-existing or anticipated physical natural gas sales, (ii) natural gas purchases and (iii) natural gas system use and storage. We have elected not to apply hedge accounting and changes in the fair value of all derivative contracts are recorded in earnings in the period in which the change occurs. As of December 31, 2015 and December 31, 2014, we had no derivative contracts outstanding.
Effect of Derivative Contracts on the Income Statement
The following tables summarize the impact of derivative contracts for the years ended December 31, 2015, 2014 and 2013:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Year Ended December 31,
		2015	2014	2013
		(in thousands)
Derivatives not designated as hedging contracts:
Energy commodity derivative contracts	Natural gas sales	$427	$(410)	$(548)
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
When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2015 and December 31, 2014, we had no derivative contracts outstanding.
10. Long-term Debt
Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$—
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	—
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$—

In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility may be used (i) to pay transaction costs and any fees and expenses incurred in connection with the revolving credit facility and certain transactions relating to the Offering, (ii) to fund the purchase of the Acquired TEP Units and (iii) for general Partnership purposes, including distributions. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. In addition, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of December 31, 2015, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Upon the close of the Offering, Tallgrass Equity had $150 million in outstanding borrowings under the credit facility, of which $3 million was subsequently repaid using proceeds from the Offering retained from the distribution of Excess Proceeds to the Exchange Right Holders for short term working capital needs, which will ultimately be distributed to the Exchange Right Holders to the extent not used to pay offering expenses and other transaction costs. An additional $1.0 million was borrowed during the three months ended September 30, 2015, leaving $2.0 million in remaining capacity available for future borrowings or letter of credit issuances as of December 31, 2015. The initial borrowings under the credit facility were used to fund a portion of the purchase of the Acquired TEP Units and to pay origination and arrangement fees associated with the new revolving credit facility and transaction costs associated with the Offering. Tallgrass Equity’s obligations under the revolving credit facility are secured by a first priority lien on all of the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity’s option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of December 31, 2015, the weighted average interest rate on outstanding borrowings was 2.84%.
TEP Revolving Credit Facility
On May 17, 2013, in connection with the TEP IPO, TEP entered into a senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders ("the Credit Agreement"), which will mature on May 17, 2018. On June 25, 2014, TEP and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement. On November 24, 2015, TEP and certain of its subsidiaries entered into Amendment No. 2 to the Credit Agreement, which modified certain provisions of the Credit Agreement to increase the amount of the revolving facility from $850 million to $1.1 billion and provide for a committed accordion in an amount up to an additional $400 million, subject to the satisfaction of certain other conditions. The revolving credit facility includes a $75 million sublimit for letters of credit and a $60 million sublimit for swing line loans. As discussed in Note 21 – Subsequent Events, effective January 4, 2016, in connection with the acquisition of an additional 31.3% membership interest in Pony Express, TEP exercised the committed accordion feature to increase the total capacity of the revolving credit facility to $1.5 billion. As of January 31, 2016, TEP had approximately $1.2 billion of outstanding borrowings under its revolving credit facility.
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,100,000	$850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(753,000)	(559,000)
Available capacity under the TEP revolving credit facility	$347,000	$291,000

The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, we are required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of December 31, 2015, we are in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on our total leverage ratio. As of December 31, 2015, the weighted average interest rate on outstanding borrowings was 2.08%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the consolidated balance sheets as of December 31, 2015 and 2014, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
December 31, 2015	$—	$901,000	$—	$901,000	$901,000
December 31, 2014	$—	$559,000	$—	$559,000	$559,000
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of December 31, 2015 and December 31, 2014, the fair value approximates the carrying amount for the borrowings under the revolving credit facility using a discounted cash flow analysis. We are not aware of any factors that would significantly affect the estimated fair value subsequent to December 31, 2015.
11. Partnership Equity and Distributions
TEP Public Offerings
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
On July 25, 2014, TEP sold 8,050,000 common units representing limited partner interests in an underwritten public offering at a price of $41.07 per unit, or $39.74 per unit net of the underwriter's discount, for net proceeds of approximately $319.3 million after deducting the underwriter's discount and offering expenses. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of the initial 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.

TEGP Partnership Agreement and Distributions to Holders of Class A Shares
On May 12, 2015, TEGP closed the Offering and completed the Reorganization Transactions as outlined in Note 1 – Description of Business. In connection with the Offering, TEGP entered into an amended and restated partnership agreement on May 12, 2015. The partnership agreement requires TEGP to distribute its available cash to Class A shareholders on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ended June 30, 2015. The following table details the distributions paid by TEGP during the year ended December 31, 2015:

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
December 31, 2015	February 12, 2016	$8,256	$0.173
September 30, 2015	November 13, 2015	$6,872	$0.144
June 30, 2015	August 17, 2015	$3,484	$0.073	(1)

(1)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP’s initial public offering on May 12, 2015 and the end of the second quarter.
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
Noncontrolling Interests
As of December 31, 2015, noncontrolling interests in our subsidiaries consisted of a 69.65% interest in Tallgrass Equity held by the Exchange Right Holders, the 69.36% limited partner interest in TEP held by TD and the public TEP unitholders, the 33.3% membership interest in Pony Express held by TD, and an 8% membership interest in Water Solutions. During the year ended December 31, 2015, we recognized contributions to and distributions from TEP's noncontrolling interests of $110.1 million and $69.5 million, respectively, consisting primarily of contributions and distributions between Pony Express and TD. In addition, during the year ended December 31, 2015, Tallgrass Equity made distributions of $28.7 million to the Exchange Right Holders. During the year ended December 31, 2014, we received contributions from and made distributions to noncontrolling interests of $5.4 million and $5.4 million, respectively, consisting primarily of contributions and distributions between Pony Express and TD. During the year ended December 31, 2013, we did not receive contributions or make distributions to noncontrolling interests.
TEP Equity Distribution Agreement
On October 31, 2014, we entered into an equity distribution agreement pursuant to which we may sell from time to time through a group of managers, as our sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million. On May 13, 2015 the amount was subsequently amended to $100.2 million in order to account for follow-on equity offerings under our S-3 shelf registration statement. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by the Partnership and one or more of the managers. We intend to use the net proceeds from any sale of the units for general partnership purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the year ended December 31, 2015, we issued and sold 65,744 common units with a weighted average sales price of $45.58 per unit under our equity distribution agreement for net proceeds of approximately $3.0 million (net of approximately$30,000 in commissions and professional service expenses). We used the net proceeds for general partnership purposes. At December 31, 2015, approximately $95.9 million in aggregate offering price remained available to be issued and sold under the equity distribution agreement.
During the year ended December 31, 2014, we issued and sold 28,625 common units with a weighted average sales price of $44.20 per unit under our equity distribution agreement for net proceeds of approximately $1.1 million (net of approximately $215,000 in commissions and professional service expenses). We used the net proceeds for general partnership purposes.

Subsidiary Distributions
TEP Distributions. The following table shows the distributions for the periods indicated:

		Distributions				Distribution per Limited Partner Common and Subordinated Unit
		Limited Partner Common and Subordinated Units	General Partner
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
December 31, 2015	February 12, 2016	$42,984	$15,332	$724	$59,040	$0.6400
September 30, 2015	November 13, 2015	36,347	11,567	660	48,574	0.6000
June 30, 2015	August 14, 2015	35,135	10,418	627	46,180	0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200
December 31, 2014	February 13, 2015	23,782	4,039	473	28,294	0.4850
September 30, 2014	November 14, 2014	20,092	1,208	363	21,663	0.4100
June 30, 2014	August 14, 2014	18,596	758	330	19,684	0.3800
March 31, 2014	May 14, 2014	13,288	126	274	13,688	0.3250
December 31, 2013	February 12, 2014	12,757	63	262	13,082	0.3150
September 30, 2013	November 13, 2013	12,049	—	245	12,294	0.2975
June 30, 2013	August 13, 2013	5,759	—	118	5,877	0.1422	(1)
March 31, 2013	N/A	N/A	N/A	N/A	N/A	N/A

(1)
The distribution declared on July 18, 2013 for the second quarter of 2013 represented a prorated amount of the MQD of $0.2875 per common unit, based upon the number of days between the closing of the TEP IPO on May 17, 2013 and June 30, 2013.

Other Contributions and Distributions
During the year ended December 31, 2015, we distributed $334.1 million proceeds from the Offering to the Exchange Right Holders as part of the Reorganization Transactions. In addition, we received $7.5 million of TEP general partner and IDR distributions related to periods prior to the Offering which were distributed to the previous TEP GP Members and $13.5 million of TEP distributions received which were distributed by Tallgrass Equity to the Exchange Right Holders.
During the year ended December 31, 2014, we recognized net contributions from the Predecessor Entities of $279.5 million. This activity represents transfers of cash as a result of TD’s centralized cash management systems as discussed in Note 1 – Description of Business, as well as the TEP distributions paid on the Acquired TEP Units and distributions paid for excess offering proceeds. We also recognized a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities required as part of the Pony Express Abandonment, as discussed in Note 17 – Regulatory Matters, and the proceeds received from TD as reimbursement for the costs to construct those assets.
During the year ended December 31, 2013, we recognized contributions from Predecessor Entities of $379.9 million and distributed $127.7 million to the TEGP Predecessor Member.
12. Commitments & Contingent Liabilities
Leases
Rent expense under operating leases and right of way agreements totaled approximately $25.8 million, $4.7 million, and $327,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, future minimum rental commitments under major, non-cancelable operating leases were as follows (in thousands):

Year	Total
2016	$27,805
2017	28,355
2018	28,714
2019	29,246
2020	29,879
Thereafter	478,550
Total	$622,549
Operating lease agreements primarily consist of storage capacity leased by Pony Express from Deeprock, an unconsolidated affiliate of TD and Sterling, an indirect wholly-owned subsidiary of TD.
Pony Express entered into a lease agreement with Deeprock on November 7, 2012 for the use by Pony Express of storage capacity at the Deeprock tank storage facility near Cushing, Oklahoma. The lease has a five year term which commenced on October 7, 2014. Pony Express made upfront payments totaling $10.9 million, of which $4.6 million was paid in 2013 and $6.3 million was paid in 2014. The upfront payments are recorded as "Deferred charges and other assets" on the accompanying consolidated balance sheets and will be amortized over the lease term. Pony Express has the right to extend the term of the lease for additional periods of five or two years, not to exceed a total of 20 years from when the lease commences. Future minimum rental commitments in the table above assume renewal of the Deeprock lease for the full 20 year term as the storage capacity at Deeprock is integral to the operations of the Pony Express System and renewal of the lease is reasonably assured as a result.
On August 26, 2014, Pony Express entered into a lease agreement with Sterling for the use by Pony Express of storage capacity at the Sterling tank storage facility in northeast Colorado. The lease has a five year term which commenced on May 1, 2015. Pony Express has the right to extend the term of the lease for additional periods of five years, not to exceed a total of 20 years from the commencement of the lease agreement. Future minimum rental commitments in the table above assume renewal of the Sterling lease for the full 20 year term as the storage capacity at Sterling is integral to the operations of the lateral in Northeast Colorado and renewal of the lease is reasonably assured as a result.
Capital Expenditures
We had committed approximately $5.8 million for the future purchase of property, plant and equipment at December 31, 2015.
13. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TEGP and the diluted weighted average number of Class A shares outstanding. Pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the potential exchange of any Class B shares does not have a dilutive effect on basic net income per Class A share. However, for the year ended December 31, 2015, the potential issuance of TEGP Equity Participation Shares would have had a dilutive effect on basic net income per Class A share.
Net income per Class A share is not presented for the years ended December 31, 2014 and 2013 as there were no Class A shares outstanding during those periods. The Offering became effective during the second quarter of 2015. As a result, no income from the period from January 1, 2015 through May 11, 2015 is allocated to the Class A shares that were issued on May 12, 2015.
The following table illustrates the calculation of basic and diluted net income per Class A share for the year ended December 31, 2015:

Year Ended December 31, 2015

Basic Net Income per Class A Share:
Net income attributable to TEGP	$31,956
Net income attributable to TEGP from the beginning of the period to May 11, 2015	7,393
Net income attributable to TEGP from May 12, 2015 to December 31, 2015	$24,563
Basic weighted average Class A Shares outstanding	47,725
Basic net income per Class A share	$0.51

Diluted Net Income per Class A Share:
Net income attributable to TEGP from May 12, 2015 to December 31, 2015	$24,563
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares from May 12, 2015 to December 31, 2015	6
Net income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares from May 12, 2015 to December 31, 2015	$24,569
Basic weighted average Class A Shares outstanding	47,725
Equity Participation Shares equivalent shares	83
Diluted weighted average Class A Shares outstanding	47,808
Diluted net income per Class A Share	$0.51
14. Major Customers and Concentration of Credit Risk
During the year ended December 31, 2015, two non-affiliated customers, Continental Resources and Shell, accounted for $84.5 million (16%) and $78.6 million (15%) of our total operating revenues, respectively. The revenues from Continental Resources were earned in our Crude Oil Transportation & Logistics, while the revenues from Shell were earned in both our Crude Oil Transportation & Logistics and Processing & Logistics segments. During the years ended December 31, 2014 and 2013 one non-affiliated customer, Phillips 66, accounted for $113.6 million (31%) and $102.0 million (35%) of our total operating revenues, respectively. All of the Phillips 66 revenues for 2014 and 2013 were earned in our Processing & Logistics segment.
For the year ended December 31, 2015, the percentage of segment revenues from the top ten non-affiliated customers for each segment was as follows:

Percentage of Segment Revenue
Crude Oil Transportation & Logistics	96%
Natural Gas Transportation & Logistics	51%
Processing & Logistics	93%
We attempt to mitigate credit risk by seeking collateral or financial guarantees and letters of credit from customers with specific credit concerns. In support of credit extended to certain customers, we had received prepayments of $4.7 million and $3.1 million at December 31, 2015 and 2014, respectively, included in the caption "Other current liabilities" in the accompanying consolidated balance sheets.

15. Equity-Based Compensation
Long-term Incentive Plan
Effective May 12, 2015, our general partner adopted the TEGP Management, LLC Long-Term Incentive Plan ("LTIP") on our behalf for (i) the employees of our general partner and its affiliates who perform services for us, (ii) the non-employee directors of our general partner and (iii) the consultants who perform services for us. Awards under the LTIP will consist of unrestricted shares, restricted shares, equity participation shares, options and share appreciation rights. The LTIP will limit the number of shares that may be delivered pursuant to awards to 3,144,589 Class A shares (subject to any adjustment due to recapitalization, reorganization or a similar event permitted under the LTIP). Shares that are forfeited or withheld to satisfy exercise price or tax withholding obligations are available for delivery pursuant to other awards.
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
The Equity Participation Share grants were measured at their grant date fair value of $27.97 per Equity Participation Share. The Equity Participation Shares are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEGP's Class A shares for the present value of the expected future dividends during the vesting period. Equity-based compensation cost related to the Equity Participation Share grants of approximately $0.5 million was recognized during the year ended December 31, 2015. As of December 31, 2015, $4.0 million of compensation cost related to non-vested Equity Participation Shares is expected to be recognized over a weighted-average period of 3.4 years. The compensation expense recognized is allocated between TEGP, inclusive of TEP, and TD.
16. Income Taxes
Income tax expense is estimated using the tax rate in effect or to be in effect during the relevant periods in the jurisdictions in which we operate. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.
Income tax benefit or expense and income tax assets and liabilities are not presented for the years ended December 31, 2014 and 2013 as there was no income tax benefit or expense or income tax assets or liabilities during these periods. The Reorganization Transactions became effective on May 12, 2015. As a result, no income prior to May 12, 2015 is subject to income tax.
U.S. Federal and State Taxes
Although we are organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U. S. federal and state income taxes. We are projecting a loss for both U.S. Federal and State income taxes for the tax year ended December 31, 2015. As a result, there is no current provision for income taxes for the year ended December 31, 2015.

Tax Components
Components of the income tax benefit are as follows:

Year Ended December 31, 2015
(in thousands)
Deferred tax (benefit) expense:
Federal income tax	$5,675
State income tax	(12,952)
Total deferred tax benefit	$(7,277)
The difference between tax expense based on the statutory federal income tax rate and our effective tax expense is summarized as follows:

Year Ended December 31, 2015
(in thousands)
Income before tax	$180,714
Less: Net income attributable to TEGP Predecessor	(7,393)
Less: Net income attributable to noncontrolling interests from the beginning of the period until May 11, 2015	(32,196)
Less: Net income attributable to noncontrolling interests from the May 12, 2015 to the end of the period	(123,839)
Income subject to tax	$17,286
Federal statutory income tax rate	35%
Income tax at statutory rate	$6,050
State income taxes, net of federal benefit	449
Change in state tax rate	(13,776)
Total income tax benefit	$(7,277)
Effective tax rate	4.0%
Deferred tax assets result from the following:

Year Ended December 31, 2015
(in thousands)
Deferred tax assets:
Investment in partnerships	$435,512
Net operating losses	16,918
Total deferred tax assets	$452,430
As a result of the transfer of the ownership interest in Tallgrass Equity as part of the Reorganization Transactions in connection with the Offering, we recognized a deferred tax asset of $445.2 million. This transfer of ownership was accounted for at the historical carrying basis for GAAP accounting purposes, but recorded at the value of the consideration paid for U.S. federal income tax purposes. The tax rates that apply when the deferred tax balances ultimately reverse are inherent in the realization of the deferred tax balances. State tax rates can change from year to year based upon changes in both state apportionment percentages and state tax laws.
As of December 31, 2015, we had a federal net operating loss carry forward of $44.4 million and various state net operating loss carry forwards. The determination of the state net operating loss carry forwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If not utilized, the federal net operating loss carry forward will expire in 2035 and the state operating loss carry forwards will expire between 2025 and 2035. The 2015 tax year is open to examination for federal and state tax.

17. Regulatory Matters
There are currently no proceedings challenging the currently effective rates of Pony Express or Trailblazer. On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act, discussed in more detail below. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable regulations, to challenge the rates that we charge at our regulated entities. Further, the statute governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.
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
The Pony Express Abandonment and completion of the Pony Express Project by Pony Express re-deployed existing pipeline assets to meet the growing market need to transport crude oil while at the same time continuing to operate TIGT’s natural gas transportation facilities to meet all current and expected needs of its natural gas customers. By a FERC order issued September 12, 2013, TIGT was granted authorization to abandon the Pony Express Assets and construct the Replacement Gas Facilities. On October 7, 2013 TIGT commenced the mobilization of personnel and equipment for the construction of the Replacement Gas Facilities necessary to complete the Pony Express Abandonment to continue service to existing TIGT customers. In December 2013, TIGT removed the Pony Express Assets from gas service and sold those assets to Pony Express. On May 1, 2014, TIGT commenced commercial service through all of the Replacement Gas Facilities, with the exception of Units 3 and 4 at the Tescott Compressor Station. Service through Units 3 and 4 at the Tescott Compressor Station commenced on May 30, 2014.
Cost and Revenue Study – FERC Docket RP11-1494
On October 3, 2015, TIGT submitted a cost and revenue study in compliance with Article IV of the Stipulation and Agreement of Settlement filed on May 5, 2011 in FERC Docket No. RP11-1494 ("2011 Settlement") and approved by the FERC on September 22, 2011. The cost and revenue study demonstrates that TIGT is under-recovering its cost of service. Consistent with the 2011 Settlement, the study was based on the unadjusted actual costs, revenues and volumes for a 12-month base period ended June 30, 2015, in compliance with Section 154.303(a)(1) of the FERC’s regulations. The cost and revenue study did not propose any change to TIGT’s currently effective rates. The cost and revenue study was accepted by FERC on February 1, 2016 in compliance with the 2011 Settlement.
General Rate Case Filing – FERC Docket RP16-137
On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"). The rate case proposed a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT. In addition, TIGT proposed certain changes to the transportation rate design of its system to replace the current rate zone structure with a single "postage stamp" rate. TIGT also proposed new incremental charges, including (i) a charge for deliveries made to points without certain electronic flow measurement equipment, and (ii) a Cost Recovery Mechanism ("CRM") charge to completely or partially reimburse TIGT for certain expenses and costs it incurs to comply with anticipated new PHMSA and EPA regulations. TIGT also proposed to replace its fixed fuel and lost and unaccounted for ("FL&U") charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period’s under/over collection and the forecasted FL&U expense for the upcoming period. TIGT also proposed to implement a power cost tracker to recover the actual power costs incurred by TIGT to power its compressors. Finally, TIGT proposed certain revisions to its FERC Gas Tariff addressing a number of other rate and non-rate matters. Under the NGA and the FERC’s regulations, TIGT’s shippers and other interested parties, including the FERC’s Trial Staff, have a right to challenge any aspect of TIGT’s rate case filing. Accordingly, numerous TIGT customers have protested aspects of TIGT’s NGA Section 4 rate filing.

On November 30, 2015, the FERC issued an order accepting and suspending the proposed rates and a majority of the proposed tariff records to be effective upon motion May 1, 2016, subject to refund, certain modifications to TIGT’s proposed CRM charge, and the outcome of an evidentiary hearing before a FERC Administrative Law Judge (the "Suspension Order"). In the Suspension Order, the FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. On December 21, 2015, TIGT made a compliance filing with the FERC to modify TIGT’s proposed CRM charge and update the tariff records related to force majeure events and reservation charge crediting as directed by the FERC in the Suspension Order. No comments or protests were filed in response to the compliance filing and FERC accepted the compliance filing on February 1, 2016. One request for rehearing of the Suspension Order is currently pending before the FERC with respect to the Suspension Order’s acceptance, subject to a five-month suspension period, refund, the outcome of the hearing, and the modifications made in TIGT's December 21, 2015 compliance filing, of TIGT’s proposed CRM charge. The FERC Administrative Law Judge assigned to the proceeding has issued an order establishing the procedural schedule and TIGT, the FERC’s Trial Staff, and other participants that successfully intervened are actively participating in the litigated proceeding to address those rate and tariff matters set for hearing by the FERC in its Suspension Order. On January 27, 2016, the FERC issued a tolling order to afford the FERC additional time for consideration of matters raised on rehearing regarding the Suspension Order. Additional FERC action is pending.
Trailblazer
2013 Rate Case Filing - Docket No. RP13-1031
On January 22, 2014, Trailblazer, the FERC’s Trial Staff, and the active parties in the pipeline’s general rate case finalized a settlement in principle resolving the pending rate issues, including: (i) establishing transportation rates, as well as fuel and lost and unaccounted for charges; (ii) providing a limited profit sharing arrangement for certain revenues earned from interruptible and short-term firm transport; and (iii) setting the minimum and maximum time that can elapse before Trailblazer’s next rate case at the FERC. Trailblazer filed a motion with the FERC’s Chief Administrative Law Judge to accept the settlement rates on an interim basis ("Interim Rates") while the participants finalized a definitive settlement. The Chief Administrative Law Judge accepted the Interim Rates effective February 1, 2014. On February 24, 2014, Trailblazer filed an uncontested offer of settlement ("Stipulation and Agreement") among active party shippers. The Stipulation and Agreement established the Interim Rates as final settlement rates effective February 1, 2014, subject to the issuance of refunds to certain shippers for January 2014 transportation services and revised fuel and lost and unaccounted for rates, effective July 1, 2014. On March 11, 2014, the Presiding Administrative Law Judge certified the Stipulation and Agreement. On May 29, 2014, the FERC approved the Stipulation and Agreement. On June 30, 2014, Trailblazer filed tariff sheets to implement the Stipulation and Agreement effective July 1, 2014. Estimated refunds were reserved from revenues recorded in January 2014. On July 1, 2014, Trailblazer submitted refunds to its customers for amounts collected in excess of amounts that would have been collected under the Settlement Rates, with interest, and on July 18, 2014, filed a report of refunds with the FERC. The FERC issued orders accepting the tariff sheets with the requested effective date of July 1, 2014 and accepting the refund report filing on July 25, 2014 and August 7, 2014, respectively. Per the terms of the Stipulation and Agreement, Trailblazer is required to file a new rate case by January 1, 2019, and no settling party was permitted to file a change to the settlement rates before January 1, 2016.
2015 Annual Fuel Tracker Filing - Docket No. RP15-841-000
On April 1, 2015, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2015 in Docket No. RP15-841-000. This filing incorporates the revised fuel tracker and power cost tracker mechanisms agreed to in the Stipulation and Agreement, which resolves all outstanding issues related to Trailblazer fuel recoveries. The FERC approved this filing on April 23, 2015.
Pony Express
On September 19, 2014 Pony Express filed with the FERC to adopt a tariff for initial local non-contract rates as well as initial Rules and Regulations in accordance with the Interstate Commerce Act to be effective starting on October 1, 2014. Local Contract Tariff rates were filed with the FERC on October 29, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express pipeline system from the Belle Fourche Pipeline were filed on October 16, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express System from Hiland Pipeline Company were filed on February 27, 2015 and effective April 1, 2015.
On May 18, 2015, Pony Express filed with the FERC to implement tariff contract rates for Pony Express’ newly constructed lateral in Northeast Colorado effective June 1, 2015.
On May 29, 2015, tariff filings were made with the FERC in Docket No. IS15-492-000 to increase the Pony Express local contract rates for service from the Guernsey origin, and for local non-contract rates from all origins, by amounts reflecting the FERC annual index adjustment of approximately 4.6% effective July 1, 2015. A tariff filing was also made in Docket No. IS15-493-000 on that date to increase joint tariff contract rates for service on Pony Express by approximately 4.6% effective July 1, 2015.

On October 29, 2015, Pony Express made a tariff filing with the FERC in Docket No. IS16-42-000 to increase the contract rates under its Local Pipeline Tariff for transportation from receipt points on its lateral in Northeast Colorado to various delivery points in Oklahoma, by an amount reflecting the most recent FERC annual index adjustment of approximately 4.6% effective December 1, 2015.
18. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of December 31, 2015. We had reserves for legal claims of approximately $0.6 million as of December 31, 2014.
Prairie Horizon
On July 3, 2014, Prairie Horizon Agri-Energy LLC ("Prairie Horizon") filed an action in the District Court of Phillips County, Kansas against TIGT seeking damages from an alleged intrusion of foreign material and oil from TIGT into Prairie Horizon's ethanol plant. The matter was removed to the U.S. District Court for the District of Kansas. Prairie Horizon asserted that this intrusion caused substantial damage to Prairie Horizon's ethanol production facilities and resulted in corresponding business income losses. Prairie Horizon also claimed that the intrusion was a violation of TIGT's FERC gas tariff. On September 25, 2015, TIGT and Prairie Horizon reached a settlement agreeing to dismiss all claims with prejudice and releasing TIGT from any further liability.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $4.8 million and $5.3 million at December 31, 2015 and 2014, respectively.
TMID
Casper Plant, U.S. EPA Notice of Violation
In August 2011, the U.S. EPA and the Wyoming Department of Environmental Quality ("WDEQ") conducted an inspection of the Leak Detection and Repair ("LDAR") Program at the Casper Gas Plant in Wyoming. In September 2011, Tallgrass Midstream, LLC ("TMID") received a letter from the U.S. EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the Clean Air Act. TMID received a letter from the U.S. EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the U.S. EPA and Department of Justice beginning in July 2014. Settlement negotiations are continuing, including attempted resolution of more recently identified LDAR issues and the expected inclusion of TIGT as a party to any possible settlement as a result of TIGT owning a compressor that is located adjacent to the Casper Gas Plant site.
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

TIGT
System Failure
On June 13, 2013, a failure occurred on a segment of the TIGT pipeline system in Goshen County, Wyoming, resulting in the release of natural gas and the issuance of a Corrective Action Order ("CAO") by PHMSA. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. Pursuant to a letter dated August 14, 2015, PHMSA informed TIGT that it had complied with the terms of the CAO and declared the case closed. As of December 31, 2015, remediation activities were complete. The total cost of remediation was not material.
Trailblazer
Pipeline Integrity Management Program
Trailblazer recently conducted smart tool surveys and preliminary analysis on segments of its natural gas pipeline to evaluate the growth rate of corrosion downstream of compressor stations. Trailblazer currently believes that approximately 25 - 35 miles of pipe will likely need to be repaired or replaced in order for the pipeline to operate at its maximum allowable operating pressure of 1,000 pounds per square inch. Such repair or replacement will likely occur over a period of years, depending upon final assessment of corrosion growth rates and the remediation and repair plan implemented by Trailblazer. Trailblazer is currently operating at less than its current maximum allowable operating pressure, public notice of which was first provided in June 2014. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on TEP.
During 2015, Trailblazer completed 32 excavation digs at an aggregate cost of approximately $1.3 million based on preliminary analysis of the smart tool surveys performed in 2014. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is continuing to develop a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. In 2016, Trailblazer intends to replace approximately 8 miles of pipe at an estimated cost of $21.5 million. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
In connection with TEP’s acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for any out of pocket costs incurred between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline’s disbonded Hi-Melt CTE coating. The contractual indemnity provided to TEP by TD is currently capped at $20 million and is subject to an annual $1.5 million deductible.
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
On March 12, 2015, an event occurred at the Yoder Pump Station in Goshen County, Wyoming, related to repair and replacement activities resulting in a spill of approximately 300 bbls of crude oil. As of December 31, 2015, remediation activities were complete. The total cost of remediation was not material and the matters have been closed by the applicable agencies.
19. Reporting Segments
Our operations are located in the United States. We are organized into three reporting segments: (1) Crude Oil Transportation & Logistics, (2) Natural Gas Transportation & Logistics, and (3) Processing & Logistics.
Crude Oil Transportation & Logistics
The Crude Oil Transportation & Logistics segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale and other nearby oil producing basins. The mainline portion of the Pony Express System was placed in service in October 2014. The Pony Express System also includes a lateral pipeline in Northeast Colorado, which interconnects with the Pony Express System just east of Sterling, Colorado and was placed in service in the second quarter of 2015. As discussed in Note 2 – Summary of Significant Accounting Policies, results for prior periods have been recast to reflect the operations of Pony Express.

Natural Gas Transportation & Logistics
The Natural Gas Transportation & Logistics segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. As discussed in Note 2 – Summary of Significant Accounting Policies, results for prior periods have been recast to reflect the operations of Trailblazer.
Processing & Logistics
The Processing & Logistics segment is engaged in the ownership and operation of natural gas processing, treating and fractionation facilities that produce NGLs and residue gas that is sold in local wholesale markets or delivered into pipelines for transportation to additional end markets, as well as water business services provided primarily to the oil and gas exploration and production industry.
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
The following tables set forth our segment information for the periods indicated:

	Year Ended December 31,
	2015			2014			2013
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$304,227	$—	$304,227	$28,343	$—	$28,343	$—	$—	$—
Natural Gas Transportation & Logistics	131,657	(5,384)	126,273	140,080	(5,257)	134,823	127,877	(1,920)	125,957
Processing & Logistics	105,697	—	105,697	208,390	—	208,390	164,569	—	164,569
Total revenue	$541,581	$(5,384)	$536,197	$376,813	$(5,257)	$371,556	$292,446	$(1,920)	$290,526

	Year Ended December 31, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$159,467	$5,384	$164,851
Natural Gas Transportation & Logistics	41,802	(5,384)	36,418
Processing & Logistics	4,728	—	4,728
Corporate and Other	(9,366)	—	(9,366)
Total Operating Income	$196,631	$—	$196,631
Reconciliation to Net Income:
Interest expense, net			(18,330)
Loss on extinguishment of debt			(226)
Other income, net			2,639
Net Income before income tax			$180,714

	Year Ended December 31, 2014
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)

Crude Oil Transportation & Logistics	$3,601	$—	$3,601
Natural Gas Transportation & Logistics	40,887	(4,015)	36,872
Processing & Logistics	20,577	—	20,577
Corporate and Other	(7,637)	—	(7,637)
Total Operating Income	$57,428	$(4,015)	$53,413
Reconciliation to Net Income:
Interest expense, net			(7,292)
Gain on remeasurement of unconsolidated investment			9,388
Equity in earnings of unconsolidated investment			717
Other income, net			3,103
Net Income before tax			$59,329

	Year Ended December 31, 2013
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$(3,156)	$—	$(3,156)
Natural Gas Transportation & Logistics	24,040	$—	24,040
Processing & Logistics	16,472	—	16,472
Corporate and Other	(3,357)	—	(3,357)
Total Operating Income	$33,999	$—	$33,999
Reconciliation to Net Income:
Interest expense, net			(11,054)
Loss on extinguishment of debt			(17,526)
Other income, net			2,205
Net Income before tax			$7,624

	Year Ended December 31,
Depreciation and Amortization Expense:	2015	2014	2013
	(in thousands)
Crude Oil Transportation & Logistics	$47,168	$12,067	$3,028
Natural Gas Transportation & Logistics	22,927	23,788	30,169
Processing & Logistics	13,381	11,193	6,720
Total depreciation and amortization expense	$83,476	$47,048	$39,917

	Year Ended December 31,
Capital Expenditures:	2015	2014	2013
		(in thousands)
Crude Oil Transportation & Logistics	$38,802	$631,883	$286,824
Natural Gas Transportation & Logistics	10,478	20,580	28,184
Processing & Logistics	16,107	13,187	31,012
Total capital expenditures	$65,387	$665,650	$346,020

Assets:	December 31, 2015	December 31, 2014
	(in thousands)
Crude Oil Transportation & Logistics	$1,439,418	$1,394,793
Natural Gas Transportation & Logistics	706,576	716,106
Processing & Logistics	409,795	340,620
Corporate and other	460,871	5,678
Total assets	$3,016,660	$2,457,197
20. Selected Quarterly Financial Data (Unaudited)
The following tables summarize our unaudited quarterly financial data for TEGP for 2015 and 2014:

	Quarter Ended 2015
	First	Second	Third	Fourth
	(in thousands, except per unit amounts)
Total revenues	$114,675	$132,970	$138,168	$150,384
Operating income	$25,718	$56,105	$52,405	$62,403
Net income	$22,990	$50,623	$46,097	$68,281
Net income attributable to TEGP	$5,122	$4,734	$4,423	$17,677
Net income allocable to noncontrolling interests	$(17,868)	$(45,889)	$(41,674)	$(50,604)
Basic net income per Class A Share	N/A	$0.05	$0.09	$0.37
Diluted net income per Class A Share	N/A	$0.05	$0.09	$0.37

	Quarter Ended 2014
	First	Second	Third	Fourth
	(in thousands, except per unit amounts)
Total revenues	$94,779	$77,320	$89,953	$109,504
Operating income	$16,529	$6,475	$11,580	$18,829
Net income	$16,617	$14,728	$11,253	$16,731
Net income attributable to TEGP	$2,638	$2,433	$1,629	$4,214
Net income allocable to noncontrolling interests	$(13,979)	$(12,295)	$(9,623)	$(12,518)
Basic net income per Class A Share	N/A	N/A	N/A	N/A
Diluted net income per Class A Share	N/A	N/A	N/A	N/A
21. Subsequent Events
Acquisition of an Additional 31.3% of Pony Express
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express in exchange for cash consideration of $475 million and 6,518,000 TEP common units (valued at approximately $268.6 million based on the December 31, 2015 closing price of TEP’s common units) issued to TD for total consideration of approximately $743.6 million. The transaction increases TEP’s aggregate membership interest in Pony Express to 98.0%. As part of the transaction, TD granted TEP an 18 month call option to repurchase the newly issued 6,518,000 common units at a price of $42.50.

TEP Revolving Credit Facility
In connection with the acquisition of an additional 31.3% membership interest in Pony Express as discussed above, TEP exercised its option to increase the commitment under its existing Credit Agreement from $1.1 billion to $1.5 billion effective January 4, 2016. As of January 31, 2016, TEP had approximately $1.2 billion of outstanding borrowings under its revolving credit facility.
Tallgrass Development Purchase Program
On February 17, 2016, TEP and TEGP announced that the Board of Directors of Tallgrass Energy Holdings, the sole member of TEGP’s general partner and the general partner of TD, has authorized an equity purchase program under which TD may initially purchase up to an aggregate of $100 million of the outstanding Class A shares of TEGP or the outstanding common units of TEP. TD may purchase Class A shares or Common Units from time to time on the open market or in negotiated purchases. The timing and amounts of any such purchases will be subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements. The purchase plan does not obligate TD to acquire any specific number of Class A shares or Common Units and may be discontinued at any time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an "emerging growth company" as defined in the JOBS Act. Accordingly, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 and, accordingly, a testing program will be executed throughout 2016.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We are a limited partnership and have no officers or directors. Unless otherwise indicated, references to our officers and directors in Items 10 through 14 of this Annual Report refer to the officers and directors of our general partner.
Management of Tallgrass Energy GP, LP
Our general partner’s board of directors and executive officers manage our operations and activities. Class A shareholders are limited partners and do not participate in the management of our operations.
Unlike shareholders in a publicly traded corporation, our shareholders are not entitled to select our general partner or elect the members of the board of directors of our general partner. Tallgrass Energy Holdings is the sole owner of our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Pursuant to the terms of Tallgrass Energy Holdings’ limited liability company agreement, EMG, Kelso and Tallgrass KC each have the right to designate two members of the board of managers of Tallgrass Energy Holdings for so long as they maintain certain ownership percentages in Tallgrass Energy Holdings. All of the executive officers and certain of the directors of our general partner are also officers and/or directors of TEP GP and Tallgrass Energy Holdings.
Neither we nor our general partner have any employees. Although all of the employees that conduct our business are employed by Tallgrass Management, we sometimes refer to these individuals in this Annual Report as our employees.
As of December 31, 2015, the board of directors of our general partner had seven directors, two of whom the board has determined meet the independence standards established by the NYSE and the Exchange Act. The two independent directors are Jeffrey A. Ball (for purposes of Audit Committee participation only) and Thomas A. Gerke. The NYSE does not require a publicly-traded limited partnership like ours to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee. However, our general partner is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the consummation of the IPO. As of December 31, 2015, the audit committee of the board of directors of our general partner had two members, each of whom meet the independence standards established by the NYSE and the Exchange Act.
In evaluating director candidates, Tallgrass Energy Holdings assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
All of the executive officers of our general partner are also officers of TEP GP, Tallgrass Equity, and Tallgrass Energy Holdings. Our officers will devote such portion of their productive time to our business and affairs as is deemed reasonably required to manage and conduct our operations. Neither our general partner nor TEP’s general partner and its affiliates currently receive any management fee in connection with the management of our business, but Tallgrass Equity reimburses our general partner for all expenses it incurs and payments it makes on our behalf pursuant to our partnership agreement. In addition, Tallgrass Equity reimburses Tallgrass Energy Holdings and its affiliates for all expenses it incurs and payments it makes on our behalf pursuant to the TEGP Omnibus Agreement, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain corporate, general and administrative services in each case to the extent properly allocable to us. Any direct expenses associated with being a separate publicly traded entity are borne by Tallgrass Equity. Neither our partnership agreement nor the TEGP Omnibus Agreement limits the amount of expenses for which our general partner, Tallgrass Energy Holdings and their respective affiliates may be reimbursed. For more information, see "Certain Relationships and Related Party Transactions, and Director Independence-Omnibus Agreement."

Directors and Executive Officers of Our General Partner and TEP GP
The following table sets forth certain information with respect to the executive officers and directors of our general partner as of February 17, 2016. The table also shows certain individuals who serve as directors of TEP GP who are not currently directors of our general partner.

Name	Age	Position with Our General Partner	Position with TEP GP
David G. Dehaemers, Jr.	55	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director
William R. Moler	50	Executive Vice President, Chief Operating Officer and Director	Executive Vice President, Chief Operating Officer and Director
Gary J. Brauchle	42	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer
George E. Rider	62	Executive Vice President, General Counsel and Secretary	Executive Vice President, General Counsel and Secretary
Richard L. Bullock	60	Vice President, Human Resources, Tax and Risk Management	Vice President, Human Resources, Tax and Risk Management
Gary D. Watkins	43	Vice President and Chief Accounting Officer	Vice President and Chief Accounting Officer
Frank J. Loverro	46	Director	Director
Stanley de J. Osborne	45	Director	Director
Jeffrey A. Ball	41	Director	Director
John T. Raymond	45	Director	Director
Thomas A. Gerke	59	Director	n/a
Terrance D. Towner	57	n/a	Director
Roy N. Cook	58	n/a	Director
Jeffrey R. Armstrong	46	n/a	Director
Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors are duly elected or qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers of our general partner.
David G. Dehaemers, Jr. has been a director and the President and Chief Executive Officer of TEP GP since February 2013 and of our general partner since February 2015. Mr. Dehaemers has served as the President and Chief Executive Officer of Tallgrass Equity since February 2013 and as a director and the President and Chief Executive Officer of Tallgrass Energy Holdings since August 2012. Prior to joining our general partner, Mr. Dehaemers served as Co-Founder, Chief Executive Officer and Chief Investment Officer of Tallgrass MLP Fund I, L.P., a private MLP Investment Fund from 2008 to 2012. Mr. Dehaemers also served as Executive Vice President of corporate development at Inergy, LP, or NRGY, from 2003 to 2007. Mr. Dehaemers played a role in NRGY’s corporate development group, where he focused on developing its long-term expansion strategies in the midstream area, which included acquisitions and expansion projects in excess of $500 million. Mr. Dehaemers also was an owner of Inergy Holdings, L.P., or NRGP, when that entity went public in 2005. Before Inergy, Mr. Dehaemers was part of the executive management team of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, LP from 1997 to 2003, where he served as the Chief Financial Officer from 1997 to 2000. In 2000, Mr. Dehaemers assumed responsibility for Kinder Morgan’s corporate development efforts, in which role he and his team developed and executed Kinder Morgan’s growth strategies. Mr. Dehaemers holds an undergraduate degree in Accounting from Creighton University in Omaha, Nebraska and is a Certified Public Accountant. He also holds a Juris Doctorate in Law from University of Missouri-Kansas City. We believe that Mr. Dehaemers’ education and experience, coupled with the leadership qualities demonstrated by his executive background, bring important experience and skill to the boards of directors of our general partner and of TEP GP.
William R. Moler has been a director, Executive Vice President and Chief Operating Officer of TEP GP since February 2013 and of our general partner since February 2015. Mr. Moler has also served as Executive Vice President and Chief Operating Officer of Tallgrass Equity since February 2013 and as a director, Executive Vice President and Chief Operating Officer of Tallgrass Energy Holdings since October 2012. From 2004 until his departure in October 2012, Mr. Moler served in various capacities with Inergy, L.P. and its affiliates, most recently as Senior Vice President and Chief Operating Officer of Inergy Midstream, L.P. and President and Chief Operating Officer—Natural Gas Midstream Operations of Inergy, L.P. Prior to joining Inergy, L.P., Mr. Moler was with Westport Resources Corporation from 2002 to 2004, where he served as both General Manager of Marketing and Transportation Services and General Manager of Westport Field Services, LLC. Prior to Westport, Mr. Moler served in various leadership positions at Kinder Morgan, Inc. and its predecessors from 1988 to 2002. Mr. Moler earned a Bachelor of Science degree in Mechanical Engineering from Texas Tech University in 1988. We believe that as a result of his background and knowledge, as well as the attributes of leadership demonstrated by his executive experience, Mr. Moler brings substantial experience and skill to the boards of directors of our general partner and of TEP GP.
Gary J. Brauchle has been Executive Vice President and Chief Financial Officer of TEP GP since February 2013 and of our general partner since February 2015. Mr. Brauchle has also served as Executive Vice President and Chief Financial Officer of Tallgrass Equity since February 2013 and of Tallgrass Energy Holdings since November 2012. Prior to joining Tallgrass, Mr. Brauchle was Vice President and Chief Accounting Officer at McDermott International, Inc., a global engineering and construction company serving the oil and gas industry during 2012 and as Corporate Controller from 2010 to 2012. He joined McDermott in 2003 and served in various positions of increasing responsibility, including as Director of Internal Audit from 2005 to 2007 and as Director of Operational Accounting and Assistant Controller for an operating subsidiary from 2007 to 2008 and 2008 to 2010, respectively. Mr. Brauchle also served in the Houston office of PricewaterhouseCoopers’ energy and utilities practice from 1997 to 2003, including as a Manager from 2001 to 2003, and with a focus on midstream master limited partnerships, or MLPs. Mr. Brauchle was a postgraduate technical assistant at the Financial Accounting Standards Board (FASB) from 1996 to 1997. Mr. Brauchle is a Certified Public Accountant and a graduate of Texas A&M University, where he received a Master of Science in Accounting in 1996 and a Bachelor of Business Administration in Accounting in 1995.
George E. Rider has been Executive Vice President, General Counsel and Secretary of TEP GP since February 2013 and of our general partner since February 2015. Mr. Rider has also served as Executive Vice President, General Counsel and Secretary of Tallgrass Equity since February 2013 and of Tallgrass Energy Holdings since August 2012. From 2008 to August 2012, Mr. Rider was Vice President and General Counsel for Tallgrass MLP Fund I, L.P., a private MLP Investment Fund. From 1986 to 2008, Mr. Rider was an attorney with the law firm that is now known as Stinson Leonard Street LLP, becoming a partner in 1987. Mr. Rider holds an undergraduate degree from Phillips University and a Juris Doctorate in Law from the University of Kansas, where he was a member of Order of the Coif.
Richard L. Bullock has been Vice President of Human Resources, Tax and Risk Management of TEP GP since February 2013 and of our general partner since February 2015. Mr. Bullock has also served as Vice President of Human Resources, Tax and Risk Management of Tallgrass Equity since February 2013 and of Tallgrass Energy Holdings since November 2012. Previously, Mr. Bullock served as the Vice President, Chief Financial Officer and Treasurer of Tallgrass Development and its general partner. Mr. Bullock previously served as Vice President and Chief Financial Officer of Tallgrass MLP Fund I, L.P. from 2008 to 2011. Prior to Tallgrass, Mr. Bullock worked at Kinder Morgan Energy Partners, L.P. Mr. Bullock joined Kinder Morgan Energy Partners, L.P. in 1997 where he served as Vice President, Controller and Chief Accounting Officer through 2002 and, thereafter served as Vice President-Tax through October 2008. In those roles Mr. Bullock was principally responsible for all quarterly and annual SEC filings, integrating the accounting and financial reporting functions for acquisitions, tax compliance and tax planning for both Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. Mr. Bullock is a Certified Public Accountant. He received his undergraduate degree in Accounting from Missouri State University in Springfield, Missouri.
Gary D. Watkins has been Vice President and Chief Accounting Officer and the principal accounting officer of TEP GP since April 2014 and of our general partner since February 2015. Mr. Watkins has also served as Vice President and Chief Accounting Officer of Tallgrass Equity and of Tallgrass Energy Holdings since February 2015. Previously, Mr. Watkins served as Vice President, Controller and principal accounting officer of DCP Midstream Partners, LP and DCP Midstream, LLC from May 2011 until April 2014. Prior to that, Mr. Watkins had held the positions of Senior Director—Marketing Accounting and Director of Corporate Accounting with DCP Midstream, LLC. Prior to joining DCP Midstream, LLC in November 2004, Mr. Watkins held various positions of increasing responsibility at Advanced Energy Industries, Inc. Mr. Watkins also served in the Denver offices of Arthur Andersen LLP and KPMG LLP from 1996 through 2002.
Frank J. Loverro has served as a director of TEP GP since February 2013 and of our general partner since February 2015. Mr. Loverro has also served as a director of Tallgrass Energy Holdings since August 2012. Mr. Loverro joined Kelso in 1993, has been Managing Director since 2004 and a Member of Kelso’s Management Committee since 2013, and in 2016 became Co-CEO. He spent the preceding three years in the private equity investment and high yield groups at The First Boston Corporation. Mr. Loverro is also a director of Ajax Resources, LLC, Delphin Shipping LLC, Hunt Marcellus, LLC, and Poseidon Containers Holdings LLC. Mr. Loverro was also a director of Buckeye GP LLC. Mr. Loverro received a B.A. in Economics with Distinction from the University of Virginia in 1991. Mr. Loverro has extensive experience in corporate financing and in evaluating the financial performance and operations of companies across a variety of business sectors, including the energy sector. We believe that this background, in addition to Mr. Loverro’s valuable experience serving on the boards of various public and private companies, provides an important source of insight and perspective to the boards of directors of our general partner and of TEGP Management.

Stanley de J. Osborne has served as a director of TEP GP since February 2013 and of our general partner since February 2015. Mr. Osborne has also served as a director of Tallgrass Energy Holdings since August 2012. Mr. Osborne joined Kelso in 1998 and has been Managing Director since 2007. He spent the preceding two years as an Associate at Summit Partners. He spent the previous three years at J.P. Morgan & Co. as an Associate in the Private Equity Group and an Analyst in the Financial Institutions Group. Mr. Osborne is also a director of Ajax Resources, LLC, 4Refuel Canada LP, Hunt Marcellus, LLC, Logan’s Roadhouse, Inc., Traxys S.a.r.l, Power Team Services, LLC and LBM Acquisition, LLC. Mr. Osborne was also previously a director of CVR Energy, Inc. and Global Geophysical Services, Inc. Mr. Osborne received a B.A. in Government from Dartmouth College in 1993. Mr. Osborne has extensive experience in corporate financing and in evaluating the financial performance and operations of companies across a variety of business sectors, including the energy sector. We believe that this background, in addition to Mr. Osborne’s valuable experience serving on the boards of various public and private companies, provides an important source of insight and perspective to the boards of directors of our general partner and of TEGP Management.
Jeffrey A. Ball has served as a director of TEP GP since May 2013 and of our general partner since February 2015. Mr. Ball has also served as the Chairman of the Audit Committee of TEP GP since May 2013 and as the Chairman of the Audit Committee of our general partner since April 2015. Further, Mr. Ball has served as a director of Tallgrass Energy Holdings since August 2012. Mr. Ball is a Managing Director at EMG, a diversified natural resource private equity fund manager, and is responsible for transaction origination, structuring and execution, portfolio company management and investment realization. Prior to joining EMG in October 2007, Mr. Ball was a Director in the investment banking group at Credit Suisse Securities (USA), LLC, covering the energy industry with a particular focus on MLPs and the midstream sector. Mr. Ball has completed over $50 billion of mergers and acquisitions and capital markets financing transactions during his career in the energy and minerals sector. Mr. Ball currently serves on the Boards of Ferus Inc., Ferus GP LLC, Ferus Natural Gas Fuels Inc., Ferus Natural Gas Fuels GP, LLC, Ferus Natural Gas Fuels (CNG), LLC, American Energy Appalachia Holdings, LLC, American Energy Permian Basin Holdings, LLC and is a board observer of MarkWest Utica EMG, LLC. Mr. Ball received a B.S. in Economics with honors from the Wharton School at the University of Pennsylvania. We believe that Mr. Ball’s experience with mergers & acquisitions and financings of a variety of MLPs and other midstream assets provides a valuable resource to the boards of directors of our general partner and of TEP GP.
John T. Raymond has served as a director of TEP GP since February 2013 and of our general partner since February 2015. Mr. Raymond has also served as a director of Tallgrass Energy Holdings since August 2012. Mr. Raymond is an owner and founder of The Energy & Minerals Group. EMG is a diversified natural resource private equity fund manager with approximately $16.4 billion of regulatory assets under management (RAUM) as of October 29, 2015. EMG has allocated approximately $8.8 billion in commitments across the energy sector since inception. Mr. Raymond has been Managing Partner and CEO since EMG’s inception in 2006. Prior to that time, Mr. Raymond held leadership positions with various energy companies, including President and CEO of Plains Resources Inc., President and Chief Operating Officer of Plains Exploration and Production Company and Director of Development for Kinder Morgan, Inc. Mr. Raymond currently serves on numerous other boards, including the board of directors of each of NGL Energy Holdings, LLC, the general partner of NGL Energy Partners, LP, Plains All American GP LLC, the general partner of Plains All American Pipeline, LP, and PAA GP Holdings LLC, the general partner of Plains GP Holdings, LP. Mr. Raymond received a BSM degree from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting. We believe that Mr. Raymond’s experience with investment in and management of a variety of upstream and midstream assets and operations provides a valuable resource to the boards of directors of our general partner and of TEP GP.
Thomas A. Gerke has served as a director of our general partner and as a member of the audit committee of our general partner since August 2015.  Mr. Gerke is currently serving, and has served since January 2012, as Chief Legal Officer at H&R Block, the world’s largest consumer tax services provider. From January 2011 to April 2011, Mr. Gerke served as Executive Vice President, General Counsel and Secretary of YRC Worldwide, a leading transportation service provider. From July 2009 to December 2010, Mr. Gerke served as Executive Vice Chairman of CenturyLink, a Fortune 500 integrated communications business. From December 2007 to June 2009, he served as President and Chief Executive Officer at Embarq, then a Fortune 500 integrated communications business. He also held the position of Executive Vice President and General Counsel - Law and External Affairs at Embarq from May 2006 to December 2007. From October 1994 through May 2006, Mr. Gerke held a number of executive and legal positions with Sprint, serving as Executive Vice President and General Counsel for over two years. He currently serves as trustee for the Greater Kansas City Local Investment Commission, Inc. and as a member of the Board of Directors for Consolidated Communications. He holds a Bachelor of Science degree in Business Administration from the University of Missouri in Columbia, a Masters of Business Administration degree from Rockhurst University and a Juris Doctorate degree from the University of Missouri School of Law in Kansas City. We believe that Mr. Gerke’s leadership roles and board experience at a number of Fortune 500 and other large public companies, as well as his legal acumen and background outside of the energy industry, provides a valuable resource to the board of directors of our general partner.

Terrance D. Towner has served as a director of TEP GP and as a member of the audit committee of TEP GP since August 2013. Mr. Towner currently provides advisory services to various private equity clients and private companies. Between 2000 and December 2014, Mr. Towner was employed by Watco Companies, a Kansas based transportation company, in various capacities, including Vice Chairman, President, COO and CFO. As President and COO, Mr. Towner was responsible for all operations, safety, quality, human resources, information services and the financial performance of Watco’s transportation, mechanical, and terminal and port divisions. Prior to joining Watco, Mr. Towner spent thirteen years in banking including three years as President and CEO of First State Bank & Trust Company of Pittsburg, Kansas. He also served for five years as President of Pitsco, a company that develops and markets computer based education products, and approximately two years as a financial and strategic consultant with Grant Thornton. Following his departure from Grant Thornton, Mr. Towner acquired Joplin.com, an internet service provider located in Joplin, Missouri and subsequently sold the company to Empire District Electric Company, a public utility. Mr. Towner earned his bachelor’s degree in Economics from Pittsburg State University in 1981 and his MBA from Pittsburg State University in 1993. We believe that Mr. Towner's business acumen, and a unique perspective on the midstream services industry, helps provide valuable strategic and practical guidance, insight, and perspective to the board of directors of TEP GP.
Roy N. Cook has served as a director of TEP GP since September 2013. From 2001 to 2013, Mr. Cook was employed by, and held a variety of roles within, the terminals division of Kinder Morgan, focusing on acquisitions, management, design and operations and specializing in the dry bulk side of the terminals business. Prior to 2001, Mr. Cook owned and managed several business in the service industry, including Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminals, Inc., each of which were sold to Kinder Morgan in 2001. Mr. Cook currently owns several small businesses across diverse industries, including a self-storage business, an electrical service company and a commercial real estate management and development company. He graduated from Kansas State University in 1979 with a B.S. degree in Agriculture Economics. We believe that Mr. Cook's MLP experience, and his intricate knowledge of the terminals business provides valuable strategic and practical insight, and perspective to the board of directors of TEP GP.
Jeffrey R. Armstrong has served as a director of TEP GP and as a member of the audit committee of TEP GP since April 2014. Mr. Armstrong also serves as a director and a member of the audit committee of the general partner of Arc Logistics Partners LP, a publicly traded limited partnership that is principally engaged in the terminalling, storage, throughput and transloading of crude oil and petroleum products. In August 2014, Mr. Armstrong became the Chief Executive Officer of Zenith Energy, LP, a privately held midstream energy company focused on international matters. In October 2014, Mr. Armstrong became the chairman of MID-SHIP Group, a privately held logistics and transportation company. Mr. Armstrong is the Manager and controlling shareholder of MID-SHIP Capital LLC, which owns 100% of MID-SHIP Securities LLC, a member of the Financial Industry Regulatory Authority, or FINRA. From March 2001 until December 2013, Mr. Armstrong was employed by Kinder Morgan and held various positions within the company including Vice President of Corporate Strategy and President of the Terminals division. Prior to 2001, Mr. Armstrong was employed by GATX Corporation where he held various commercial and operational roles including General Manager of the company’s east coast operations. He received his bachelor’s degree from the U.S. Merchant Marine Academy and an MBA from the University of Notre Dame. We believe that Mr. Armstrong's extensive experience as it relates both to general corporate strategy and specifically to the terminals business, provides valuable insight and perspective to the board of directors of TEP GP.
Audit Committee
The Board of Directors of our General Partner has a standing audit committee which is currently comprised of two directors, Jeffrey A. Ball and Thomas A. Gerke. Our general partner will appoint one additional independent director within one year following our IPO. Each audit committee member has past experience in accounting or related financial management experience. The board has determined that all of our audit committee members are independent under Section 303A.02 of the NYSE listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the NYSE, the SEC and our Code of Business Conduct and Ethics. Among other factors, the board considered current or previous employment with us, our auditors or their affiliates by the director or his immediate family members, ownership of our voting securities and other material relationships with us. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.
Jeffrey A. Ball has been designated by the board as the audit committee’s financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934, as amended, based upon his education and employment experience as more fully detailed in Mr. Ball’s biography set forth above. Mr. Ball also acts as the Chairman of our audit committee.
A copy of the Audit Committee Charter is available to any person, free of charge, at our website at www.tallgrassenergy.com.

Conflicts Committee
Our general partner may, from time to time, have a conflicts committee to which the board of directors will appoint at least two independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us and our general partner or the owners of our general partner or between us and TEP or its affiliates. The conflicts committee will determine if the resolution of any conflict of interest referred to it by our general partner is in the best interests of our partnership. There is no requirement that our general partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates or TEP GP, may not hold an ownership interest in the general partner or its affiliates other than shares or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the partnership, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our shareholders. Any shareholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not subjectively believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the board of directors of our general partner including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person’s professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. Our general partner has not established a conflicts committee.
Corporate Governance Guidelines
Our general partner has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics applicable to all of our employees, officers and directors with regard to Partnership-related activities. The Corporate Governance Guidelines and the Code of Business Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. A copy of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available to any person, free of charge, at our website at www.tallgrassenergy.com.
The Chairman of the Audit Committee of our general partner, currently Jeffrey A. Ball, presides over any executive session of the board of directors of our general partner in which the members of our management are not present. Interested parties may communicate directly with the independent members of the board of directors of our general partner by submitting in an envelope marked "Confidential" addressed to the "Independent Members of the Board" in care of the Secretary of the General Partner at: Tallgrass Energy GP, LP, 4200 W. 115th Street, Suite 350, Leawood, Kansas 66211.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our general partner’s board of directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our Class A shares, Class B shares and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they file with the SEC.
Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, we know of no director, officer, or beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act that failed to file timely any reports required to be furnished during 2015 pursuant to Section 16(a) of the Exchange Act.
Item 11. Executive Compensation
Tallgrass Energy GP, LP
Background
We and our general partner were formed in Delaware in February 2015. Our general partner did not accrue any obligations with respect to management incentive or retirement benefits for its directors and executive officers until after our initial public offering in May 2015. We do not directly employ any of the persons responsible for managing our business. Our business is managed and operated by the directors and executive officers of our general partner. All employees, including our named executive officers, are employed by an affiliate of our general partner, Tallgrass Management, LLC ("Tallgrass Management").

Compensation of our named executive officers is set and approved by the board of directors of our general partner and by the board of managers of Tallgrass Energy Holdings, which controls our general partner. Tallgrass Energy Holdings owns 100% of Tallgrass Management and 100% of our general partner. Tallgrass Energy Holdings also serves as the general partner of Tallgrass Development. We reimburse Tallgrass Development for all salaries, benefits and other compensation expenses for employees of Tallgrass Management (including our executive officers) to the extent such employees provide services to us pursuant to an allocation agreed upon between us and Tallgrass Development under the terms of that certain Omnibus Agreement, dated as of May 12, 2015, among Tallgrass Equity, Tallgrass Energy Holdings, our general partner and us (the "TEGP Omnibus Agreement").
Compensation of TEGP Directors
Directors, officers or employees of Tallgrass Energy Holdings or its affiliates who also serve as directors of our general partner will not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of Tallgrass Energy Holdings or its affiliates receive cash compensation on a quarterly basis as a retainer and for attending meetings of the board of directors as follows:

•	An annual cash retainer of $40,000.

•	For the audit committee chair, an annual committee chair retainer of $5,000.
All directors are also reimbursed for out-of-pocket expenses in connection with their service as directors, including costs incurred to attend meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. Directors of our general partner are also eligible to receive awards under the TEGP LTIP (as defined in "Elements of Compensation - Long-Term Incentive Awards" below).
The following table sets forth certain information with respect to our non-employee director compensation during the year ended December 31, 2015:

Name and Principal Position	Fees Earned or Paid in Cash (1)	EPU Awards	Non-Equity Incentive Plan Compensation	Total
Thomas A. Gerke	$20,000	$—	$—	$20,000

(1)	Includes cash retainer, meeting fees and committee chair fees paid during the year ended December 31, 2015, regardless of the period during which the compensation was earned.
Executive Compensation
Because our only cash-generating assets are a 30.35% controlling membership interest in Tallgrass Equity, which owns a 29.41% limited partnership interest in TEP, all of TEP’s general partner interest and all of TEP’s incentive distribution rights, our named executive officers devote a majority of their time to the business of TEP. Accordingly, the compensation that such executive officers receive is substantially for their service as executive officers of TEP GP, though it may, on occasion, take the form of awards under the TEGP LTIP (as defined in "Elements of Compensation-Long-Term Incentive Awards" below). The following discussion relates to the compensation of the Named Executive Officers of TEP GP, who are also the Named Executive Officers of our general partner, as it relates to their services performed on behalf of TEP for the year ended December 31, 2015. References within this Item 11.—Executive Compensation to both our named executive officers and to TEP’s Named Executive Officers refer to Messrs. Dehaemers, Moler, Brauchle, Rider and Watkins, who are the principal executive officer, the principal financial officer and the three other most highly compensated executive officers of our general partner for 2015 for services rendered to all Tallgrass related entities, including TEP, TEGP, Tallgrass Management and Tallgrass Development.
Tallgrass Energy Partners, LP
Executive Summary and Background
TEP and its general partner TEP GP were formed in Delaware in February 2013. TEP does not directly employ any of the persons responsible for managing its business. TEP's business is managed and operated by the directors and executive officers of TEP GP. All employees, including TEP's Named Executive Officers , are employed by an affiliate of its general partner, Tallgrass Management.

Compensation of TEP's Named Executive Officers is set and approved by the board of directors of TEP GP and by the board of managers of Tallgrass Energy Holdings, which indirectly controls TEP GP. Tallgrass Energy Holdings owns 100% of Tallgrass Management and 100% of our general partner. As of February 17, 2016, we own a 30.35% membership interest in and are managing member of Tallgrass Equity, which owns a 29.41% limited partner interest in TEP and, through its ownership of all of the membership interests in TEP GP, TEP's general partner interest and incentive distribution rights. Tallgrass Energy Holdings also serves as the general partner of Tallgrass Development. TEP reimburses Tallgrass Development for all salaries, benefits and other compensation expenses for employees of Tallgrass Management (including the Named Executive Officers) to the extent such employees provide services to TEP pursuant to an allocation agreed upon between TEP and Tallgrass Development under the terms of the TEP Omnibus Agreement. Other than the employment agreement with TEP's Chief Executive Officer, David G. Dehaemers, Jr., none of TEP's Named Executive Officers has entered into any employment agreements with Tallgrass Management, TEP GP or any other affiliate of TEP.
 Philosophy and Objectives
Since TEP's initial public offering in May 2013, TEP has employed a compensation philosophy that emphasizes pay for performance and places the majority of each Named Executive Officer’s compensation at risk. TEP believes its pay-for-performance approach aligns the interests of TEP's Named Executive Officers with TEP's unitholders, and at the same time enables TEP to maintain a lower level of recurring compensation costs in the event TEP's operating or financial performance is below expectations. TEP designs its executive compensation to attract and retain individuals with the background and skills necessary to successfully execute TEP's business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interest with that of TEP's unitholders, and to reward success in reaching such goals.
TEP uses three primary elements of compensation to fulfill that design-salary, cash bonus and long-term equity incentive awards. Cash bonuses and long-term equity incentives (as opposed to salary) generally represent the performance driven elements. They are also flexible in application and can be tailored to meet TEP's objectives. The determination of specific individuals’ cash bonuses is based on their relative contribution to achieving or exceeding relative near-term TEP goals and the determination of specific individuals’ long-term incentive equity awards is based on their expected contribution in respect of longer term performance objectives. The primary long-term measure of TEP's performance is its ability to increase quarterly distributions to its unitholders while maintaining safe operations and long term stable cash flow and financial health.
TEP does not maintain a defined benefit or pension plan for its Named Executive Officers as we believe such plans primarily reward longevity and not performance. TEP provides a basic benefits package generally to all employees, which includes a 401(k) plan and health, disability and life insurance.
Elements of Compensation
Salary.  TEP does not "benchmark" its salary or bonus amounts. TEP believes its salaries are generally competitive with the universe of similarly situated master limited partnerships, but are moderate relative to energy industry competitors for people with similar roles and responsibilities.
Cash Bonuses. TEP's cash bonuses are annual discretionary bonuses in which all of its current Named Executive Officers potentially participate.
Long-Term Incentive Awards. Effective May 13, 2013, TEP GP adopted a Long-term Incentive Plan (the "TEP LTIP") pursuant to which awards based on common units of TEP in the form of restricted units, equity participation units, unit options, unit appreciation rights, distribution equivalent rights and unit awards may be granted to employees, consultants, and directors of TEP GP and its affiliates who perform services for or on behalf of TEP or its affiliates, including Tallgrass Development. Historically, TEP has used equity participation unit grants issued under the TEP LTIP to encourage and reward timely achievement of certain events or TEP distribution levels and align the long-term interests of TEP's Named Executive Officers with those of TEP's unitholders. An equity participation unit is the right to receive, upon the satisfaction of vesting criteria specified in the grant, a common unit.
The vesting conditions applicable to TEP's outstanding equity participation unit awards can generally be divided into two categories. The first category of awards was granted between June 2013 and September 2014 with vesting of such awards contingent upon the Pony Express System going into commercial service, which occurred in October 2014. Thus, the awards in this category will vest as long as the employee satisfies the continuing service requirement set forth in the applicable award agreement. Generally, one-third of the awards in this category vested on May 13, 2015 and the remaining two-thirds will vest on May 13, 2017. All of TEP's Named Executive Officers other than Mr. Dehaemers were granted equity participation unit awards in this category.

The second category of equity participation unit awards were granted between August 2015 and September 2015 with vesting occurring in two parts. One-half vests on the later to occur of the first date on which TEP has paid a regular quarterly distribution of at least $0.6875 on each outstanding common unit (the "TEP Distribution Achievement Date") or May 13, 2018, and the other half vesting on the later to occur of the TEP Distribution Achievement Date or May 13, 2019. If TEP has not distributed at least $0.6875 on each outstanding common unit for any full quarter ending on or before May 13, 2020, the unvested EPUs will expire and no vesting will occur. In all cases, award recipients must meet continuing service requirements specified in the applicable award agreement. Mr. Watkins is the only Named Executive Officer that was granted equity participation units in this second category.
Effective May 1, 2015, our general partner adopted a Long-Term Incentive Plan (the "TEGP LTIP") pursuant to which awards based on Class A shares of TEGP in the form of restricted shares, equity participation shares, options, share appreciation rights, distribution equivalent rights and share awards may be granted to employees, consultants, and directors of Tallgrass Management and its affiliates who perform services for or on behalf of us or our affiliates, including TEP and Tallgrass Development (such awards, collectively with the awards under the TEP LTIP, the "LTIP Awards"). Equity participation shares may be issued under the TEGP LTIP to, in part, align the long-term interests of certain key officers of TEP with those of its unitholders. We believe this alignment results from our ownership of a 30.35% controlling membership interest in Tallgrass Equity, which owns a 29.41% limited partnership interest in TEP, all of TEP's general partner interest and all of TEP's incentive distribution rights. An equity participation share is the right to receive, upon the satisfaction of vesting criteria specified in the grant, a TEGP Class A share.
In 2015, grants of equity participation shares were made under TEGP LTIP, including a grant made to Mr. Watkins, who is thus far the only Named Executive Officer to receive a grant under the TEGP LTIP. The terms of Mr. Watkins' award stipulates that his equity participation shares will generally vest upon the later of the first date on which TEGP pays a regular quarterly distribution of at least $0.35 on each outstanding Class A share (the "TEGP Distribution Achievement Date") or May 12, 2019. If TEGP has not distributed at least $0.35 on each outstanding Class A Share for any full quarter ending on or before May 12, 2020, the unvested equity participation shares will expire and no vesting will occur. Mr. Watkins must also remain in continuous employment through the vesting date.
Relation of Compensation Elements to Compensation Objectives
TEP's compensation program is designed to motivate, reward and retain its Named Executive Officers. Cash bonuses serve as a near-term motivation and reward for achieving positive short-term results, such as meeting specified distribution growth and other financial guidance targets. Longer-term retention is facilitated by the requirement for continued employment or service for specified time periods in order for LTIP Awards to fully vest. The level of cash bonuses and LTIP Awards reflect the moderate salary profile of TEP's Named Executive Officers and the weighting towards performance based, at-risk compensation.
TEP strives to focus on performance-based compensation elements in an attempt to create a performance-driven environment in which its Named Executive Officers are (i) motivated to perform over both the short-term and the long-term, (ii) appropriately rewarded for their services and (iii) encouraged to remain with TEP even after meeting long-term performance goals. TEP believes its compensation philosophy as implemented by application of the three primary compensation elements (i) aligns the interests of TEP's Named Executive Officers with TEP's unitholders, (ii) positions TEP to achieve its business goals, and (iii) effectively encourages the exercise of sound judgment and risk-taking that is conducive to creating and sustaining long-term value. TEP believes the processes it employs to apply the elements of compensation (as discussed in more detail below) provide an adequate level of oversight with respect to the degree of risk being taken by management to achieve short-term and long-term performance goals.  See "Relation of Compensation Policies and Practices to Risk Management."
TEP believes its compensation program has been instrumental in its achievement of stated objectives. The first category of awards was granted between June 2013 and September 2014 with vesting contingent, in part, upon the Pony Express System going into commercial service, which occurred on October 2014. As noted above, two-thirds of those awards still remain subject to the continuing service requirement set forth in the applicable award agreement, which has supported TEP's goal of long-term retention of Named Executive Officers. Additionally, one of the primary measures of TEP's performance is its ability to enhance the ability of TEP's assets to generate distributable cash flow that TEP can use to increase quarterly distributions to its unitholders. In the period since TEP's initial public offering through December 31, 2015, TEP's annual distribution per common unit has grown at a compound annual rate of 37.7%. This distribution growth has, in part, supported TEP's decision to pay cash bonuses to its Named Executive Officers over that period.
Application of Compensation Elements
Salary. TEP does not make systematic annual adjustments to the salaries of its Named Executive Officers. TEP does, however, make salary adjustments as necessary to ensure that its salaries remain reasonably competitive in the industry marketplace.

Annual Discretionary Cash Bonuses. Annual discretionary bonuses are determined based on TEP's performance relative to its annual budget, its distribution growth targets, and other quantitative and qualitative goals established each year. Such annual objectives are discussed and reviewed with the board of directors in conjunction with the review and authorization of the annual budget.
At the end of each year, the CEO, with assistance from other members of executive management, performs a quantitative and qualitative assessment of TEP's performance relative to its goals. Key quantitative measures include Adjusted EBITDA, distributable cash flow, distribution coverage, and growth in the annualized quarterly distribution level per common unit relative to annual growth targets. TEP also compares its market performance relative to its MLP peers and major indices. TEP's primary performance metric is its ability to generate increasing and sustainable cash distributions to its unitholders. Accordingly, although net income and net income per unit are monitored to highlight inconsistencies with TEP's primary performance metrics, TEP does not consider net income and net income per unit to be key performance measures. TEP's CEO’s analysis of TEP's performance examines its accomplishments, shortfalls and overall performance against opportunity, taking into account controllable and non-controllable factors encountered during the year.
Based on the conclusions reached by TEP's CEO in the annual performance review discussed above, the CEO submits recommendations to the board of directors of TEP GP and the board of managers of Tallgrass Energy Holdings for cash bonuses and salary adjustments for certain key employees, including TEP's Named Executive Officers, taking into account the relative contribution of the individual employee. There are no set formulas for determining salary adjustments or annual discretionary bonuses for TEP's Named Executive Officers. Factors considered by the CEO in determining the level of adjustment and bonus in general include (i) whether or not TEP achieved any goals established for the year and any notable shortfalls relative to expectations; (ii) the level of difficulty associated with achieving any such objectives based on the opportunities and challenges encountered during the year; (iii) current year operating and financial performance relative to both public guidance and prior year’s performance; (iv) significant transactions or accomplishments for the period not included in the goals for the year; (v) TEP's prospects at the end of the year with respect to future growth and performance; and (vi) TEP's positioning at the end of the year with respect to its targeted credit profile. TEP's CEO, with assistance from other members of executive management, takes these factors into consideration as well as the relative contributions of each of TEP's Named Executive Officers to the year’s performance in developing recommendations for Named Executive Officer bonus amounts and salary adjustments.
These recommendations for discretionary bonus amounts and salary adjustments for TEP's Named Executive Officers are presented to and discussed with the board of directors of TEP GP and the board of managers of Tallgrass Energy Holdings, adjusted as appropriate, and then formally approved by those boards. In several historical instances, TEP's CEO has requested that his bonus amount be reduced, or eliminated.
Long-Term Incentive Awards.  TEP does not make systematic annual grants of LTIP Awards to its Named Executive Officers. TEP has historically attempted to time the granting of LTIP Awards such that the creation of new long-term incentives coincides with the satisfaction of vesting criteria under existing awards. TEP has not formally decided on a recurring grant cycle for future grants, but TEP intends for future grants to provide a balance between a meaningful retention period for TEP and a visible, reasonable, growth-oriented reward for the executive officer. Under existing LTIP Awards, achievement of performance targets does not shorten the minimum service period requirement.
Application in 2015
At the beginning of 2015, TEP established the following financial performance objectives for 2015:

•	Adjusted EBITDA of $205 - 225 million for the year ended December 31, 2015;

•	Distributable Cash Flow of $180 - 195 million for the year ended December 31, 2015;

•	Distribution coverage of 1.05 - 1.10x for the year ended December 31, 2015; and

•	Growth of approximately 20% in TEP's annualized distribution rate for the calendar year 2015.
TEP achieved all of these goals:

•	TEP's Adjusted EBITDA for the year ended December 31, 2015 was approximately $252 million;

•	TEP's Distributable Cash Flow for the year ended December 31, 2015 was approximately $220 million;

•	TEP's distribution coverage for the year ended December 31, 2015 was 1.14x; and

•	TEP grew its annualized distribution rate during calendar year 2015 by 32%.
Additionally, TEP's internal qualitative goals included (a) advancing multi-year programs and initiatives and preparing the organization for future growth, and (b) continuing to promote a culture of safety and environmental responsibility throughout the organization.

For 2015, the elements of compensation were applied as described below.
Salary.  In 2015, TEP did not implement material salary increases for its Named Executive Officers.
Cash Bonuses.  Based on TEP's CEO’s annual performance review and the individual performance of each of TEP's Named Executive Officers, the board of directors of TEP GP approved the annual bonuses for its Named Executive Officers reflected in the Summary Compensation Table and notes thereto. Such amounts take into account the performance relative to its 2015 goals; the level of difficulty associated with achieving such objectives; TEP's relative positioning at the end of the year with respect to future growth and performance; the significant transactions or accomplishments for the period not included in the goals for the year; and TEP's positioning at the end of the year with respect to its targeted credit profile. The board of directors of TEP GP also considered, on a subjective basis, how well the executive officer performed his or her duties during the year.
Long-Term Incentive Awards.  Pursuant to the TEP LTIP, 6,400 equity participation units were granted to Mr. Watkins in 2015 and pursuant to the TEGP LTIP, 35,000 equity participation shares were granted to Mr. Watkins in 2015. Mr. Watkins was the only Named Executive Officer to receive an award under the TEP LTIP or the TEGP LTIP in 2015. As noted below, TEP believes the substantial direct and indirect equity interests held by its management team, including TEP's Named Executive Officers, in TEGP, Tallgrass Equity and Tallgrass Energy Holdings aligns their interests with those of TEP's unitholders, and is taken into account when considering the level of equity incentives in TEP and TEGP granted to TEP's Named Executive Officers under its compensation programs.
Other Compensation Related Matters
Equity Ownership in TEP.  TEP's Named Executive Officers collectively own substantial equity in TEP. Although TEP encourages its Named Executive Officers to acquire and retain ownership in TEP, TEP does not have a policy requiring maintenance of a specified equity ownership level. TEP's policies, including its Insider Trading Policy, strongly discourage its Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership. As of February 17, 2016, TEP's Named Executive Officers beneficially owned, in the aggregate, 359,851 of its common units (excluding any unvested LTIP Awards). Based on the closing price of TEP's common units as of February 17, 2016, the value of the equity ownership of these individuals was significantly greater than the combined aggregate salaries and bonuses of these individuals for 2015.
Equity Ownership in TEGP and Tallgrass Energy Holdings. In addition to their direct equity ownership in TEP, some of TEP's Named Executive Officers directly own Class A shares in us and some of TEP's Named Executive Officers indirectly own equity interests in Tallgrass Energy Holdings, Tallgrass Equity and us through Tallgrass KC, an entity controlled by Mr. Dehaemers. As of February 17, 2016, Tallgrass KC owned 27,376,110 Class B Shares in TEGP and 27,376,110 Units in Tallgrass Equity, representing an approximate 17.4% ownership interest in TEGP and Tallgrass Equity, respectively, and also owned 25% of the outstanding equity interests in Tallgrass Energy Holdings. TEP believes that the substantial direct and indirect equity interests held by its management team in us, Tallgrass Equity and Tallgrass Energy Holdings further aligns their interests with those of TEP's unitholders, and is taken into account when considering the level of equity incentives in TEP and TEGP granted to TEP's Named Executive Officers under its compensation programs.
Recovery of Prior Awards. Except as provided by applicable laws and regulations, TEP does not have a policy with respect to adjustment or recovery of awards or payments if relevant company performance measures upon which previous awards were based are restated or otherwise adjusted in a manner that would have reduced the size of such award or payment if previously known.
Section 162(m). With respect to the deduction limitations under Section 162(m) of the Code, TEP and TEGP are limited partnerships and do not fall within the definition of a "corporation" under Section 162(m).
Change-in-Control Triggers and Termination Payments. The equity participation unit and equity participation share grants to TEP's Named Executive Officers include accelerated vesting triggered upon a change of control, as defined in the respective award agreements. The provision of equity acceleration for defined changes of control help to create a retention tool by assuring the executive that the benefit of the compensation arrangement will be at least partially realized despite the occurrence of an event that could materially alter the executive's employment arrangement. In addition, the employment agreement for Mr. Dehaemers provides for severance in the event his employment is terminated without "cause" or in the event he resigns for "good reason." See "-Potential Payments upon Termination or Change-in-Control." No other Named Executive Officer has a contractual right to receive severance in the event of a termination of employment.

Relation of Compensation Policies and Practices to Risk Management
TEP's compensation policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business like TEP's, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance could potentially cause management and others to take unnecessary or excessive risks to reach the performance thresholds. For TEP, such risks would primarily attach to the execution of capital expansion projects and asset acquisitions and the realization of associated returns from both, as well as to certain commercial activities conducted in TEP's operational segments.
From a risk management perspective, TEP monitors and structures its commercial activities in a manner intended to control and minimize the potential for unwarranted risk-taking. See Note 9 – Risk Management to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data. TEP also monitors and measures its capital projects and acquisitions relative to expectations. In general, TEP believes its compensation arrangements serve to minimize the incentive for unwarranted risk-taking to achieve short-term, unsustainable results. See "Compensation Discussion and Analysis – Relation of Compensation Elements to Compensation Objectives."
In combination with TEP's risk-management practices, TEP does not believe that risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on TEP.
Summary Compensation Table
The following table reflects the total compensation of the principal executive officer, the principal financial officer and the three other most highly compensated executive officers of TEP GP for 2015 (the "Named Executive Officers") for services rendered to all Tallgrass-related entities, including TEP, TEGP, Tallgrass Management and Tallgrass Development, for the fiscal year ending December 31, 2015.

	Year	Salary (1)	Bonus (2)	Equity Awards (3)	All Other Compensation (4)	Total
David G. Dehaemers, Jr.	2015	$300,000	$601,000	$—	$27,796	$928,796
President, Chief Executive	2014	$300,000	$251,000	$—	$31,274	$582,274
Officer and Director	2013	$300,000	$100,000	$—	$33,186	$433,186

William R. Moler	2015	$300,000	$551,000	$—	$27,796	$878,796
Executive Vice President, Chief	2014	$297,118	$501,000	$—	$30,436	$828,554
Operating Officer and Director	2013	$275,000	$200,000	$874,500	$30,578	$1,380,078

Gary J. Brauchle	2015	$275,000	$551,000	$—	$27,665	$853,665
Executive Vice President and	2014	$272,116	$501,000	$—	$26,059	$799,175
Chief Financial Officer	2013	$250,000	$200,000	$874,500	$26,430	$1,350,930

George E. Rider	2015	$275,000	$551,000	$—	$27,688	$853,688
Executive Vice President,	2014	$272,116	$501,000	$—	$29,930	$803,046
General Counsel and Secretary	2013	$250,000	$200,000	$874,500	$27,893	$1,352,393

Gary D. Watkins	2015	$212,322	$201,000	$1,226,264	$22,152	$1,661,738
Vice President and
Chief Accounting Officer

(1)
Reflects actual salary received. Salary adjustments are typically implemented during February, which results in odd amounts actually received by the indicated Named Executive Officer. In TEP's annual report on Form 10-K/A for the year ended December 31, 2014, the Named Executive Officer's adjusted annual salary, rather than the actual amount of salary received, was reported in the salary column for 2014.

(2)
Represents discretionary bonuses paid in 2016, 2015 and 2014 based on performance in 2015, 2014 and 2013, respectively. In 2014 and 2015, the amounts also include a $1,000 bonus that was paid to all employees.

(3)
The amounts in this column include both equity participation units granted pursuant to the TEP LTIP and equity participation shares granted pursuant to the TEGP LTIP. Of the officers listed above, only Mr. Watkins received a grant under the TEGP LTIP, which occurred during 2015. In addition, the amounts in this column represent the aggregate grant date fair value determined in accordance with ASC Topic 718 for equity participation units, or EPUs, granted under the TEP LTIP and equity participation shares granted under the TEGP LTIP. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. The EPU and equity participation share grants are measured at their grant date fair value. The Equity participation units and equity participation shares are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEP’s common units or TEGP’s Class A shares, as appropriate, for the present value of the expected (but non-participating) future dividends during the vesting period. For additional information, see Note 15 – Equity-Based Compensation to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data. These amounts do not correspond to the actual value that will be recognized by the executive.

(4)
The amounts in the column include the following: contributions under the 401(k) savings plan (includes $26,500 for Mr. Dehaemers, $26,500 for Mr. Moler, $26,477 for Mr. Brauchle, $26,500 for Mr. Rider, and $21,232 for Mr. Watkins for the year ended December 31, 2015, $30,000 for Mr. Dehaemers, $29,615 for Mr. Moler, $26,366 for Mr. Rider, and $25,519 for Mr. Brauchle for the year ended December 31, 2014, and $30,000 for Mr. Dehaemers, $27,500 for Mr. Moler, $24,923 for Mr. Rider, and $23,460 for Mr. Brauchle for the year ended December 31, 2013) and the dollar value of premiums paid for group life, accidental death and dismemberment insurance.

Narrative Disclosure to Summary Compensation Table
A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in "-Compensation Discussion and Analysis" and in the footnotes to such tables.
Grants of Plan-Based Awards Table
The following table provides information concerning each grant of an award made to a Named Executive Officer for 2015, including, but not limited to awards made under the TEP LTIP and TEGP LTIP. Mr. Watkins was TEP's only Named Executive Officer to receive an LTIP Award during 2015.

	Grant Type	Grant Date	Number of Shares or Units		Grant Date Fair Value of Awards (1)
Gary D. Watkins
Vice President and	TEP Equity Participation Units	August 1, 2015	6,400	(2)	$247,160
Chief Accounting Officer	TEGP Equity Participation Shares	August 1, 2015	35,000	(3)	$979,104

(1)
The amounts in this column include both EPUs granted pursuant to the TEP LTIP and equity participation shares granted pursuant to the TEGP LTIP. In addition, the amounts in this column represent the aggregate grant date fair value determined in accordance with ASC Topic 718 for equity participation units, or EPUs, granted under the TEP LTIP and equity participation shares granted under the TEGP LTIP. Pursuant to SEC rules, the amounts shown in this table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. The EPU and equity participation share grants are measured at their grant date fair value. The EPUs and equity participation shares are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEP’s common units or TEGP’s Class A shares, as appropriate, for the present value of the expected (but non-participating) future dividends during the vesting period. For additional information, see Note 15 – Equity-Based Compensation to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data. These amounts do not correspond to the actual value that will be recognized by the executive.

(2)
Vesting of the equity participation units is contingent upon TEP quarterly distribution levels and will occur in two parts, with one-half vesting on the later to occur of the TEP Distribution Achievement Date or May 13, 2018, and the remaining half vesting on the later to occur of the TEP Distribution Achievement Date or May 13, 2019. If TEP has not distributed at least $0.6875 on each outstanding common unit for any full quarter ending on or before May 13, 2020, the unvested equity participation units will expire and no vesting will occur.

(3)
Vesting of the equity participation shares is contingent upon the later to occur of the TEGP Distribution Achievement Date or May 12, 2019. If TEGP has not distributed at least $0.35 on each outstanding Class A Share for any full quarter ending on or before May 12, 2020, the unvested equity participation shares will expire and no vesting will occur.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the outstanding equity awards of TEP's Named Executive Officers as of December 31, 2015 under the TEP LTIP.

	TEP Equity Participation Unit Awards (1)
	Number of EPU Awards That Have Not Vested(2)	Market Value of EPU Awards That Have Not Vested(3)	Number of Unearned EPUs That Have Not Vested	Market or Payout Value of Unearned EPUs That Have Not Vested
David G. Dehaemers, Jr.	—	$—	—	$—
William R. Moler	33,333	$1,373,653	—	$—
Gary J. Brauchle	33,333	$1,373,653	—	$—
George E. Rider	33,333	$1,373,653	—	$—
Gary D. Watkins	16,666	$686,806	6,400	$263,744

(1)
The plan administrator may make grants of equity participation units under the plan containing such terms as the plan administrator shall determine, including the period over which equity participation units granted will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial or other performance objectives. The award agreements pursuant to which the EPUs set forth above were granted to provide for the settlement of the EPUs in common units.

(2)	Vesting of the EPUs is contingent upon the later of the Pony Express System in-service date or May 13, 2017. The Pony Express System was placed in service in October 2014.

(3)	Reflects the closing price of $41.21 per TEP common unit at December 31, 2015.

(4)
Vesting will occur in two parts, with one-half vesting on the later to occur of the TEP Distribution Achievement Date or May 13, 2018, and one-half vesting on the later to occur of the TEP Distribution Achievement Date or May 13, 2019. If TEP has not distributed at least $0.6875 on each outstanding common unit for any full quarter ending on or before May 13, 2020, the unvested EPUs will expire and no vesting will occur.

The following table reflects all outstanding equity awards of TEP's named executive officers as of December 31, 2015 under the TEGP LTIP.

TEGP Equity Participation Share Awards (1)
	Number of Equity Participation Share Awards That Have Not Vested	Market Value of Equity Participation Share Awards That Have Not Vested	Number of Unearned Equity Participation Shares That Have Not Vested (2)	Market or Payout Value of Unearned Equity Participation Shares That Have Not Vested (3)
David G. Dehaemers, Jr.	—	$—	—	$—
William R. Moler	—	$—	—	$—
Gary J. Brauchle	—	$—	—	$—
George E. Rider	—	$—	—	$—
Gary D. Watkins	—	$—	35,000	$558,950

(1)
The plan administrator may make grants of equity participation shares under the plan containing such terms as the plan administrator shall determine, including the period over which equity participation shares granted will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial or other performance objectives. The award agreements pursuant to which the equity participation shares set forth above were granted provide for the settlement of the equity participation shares in TEGP Class A Shares.

(2)
Vesting of the equity participation shares is contingent upon the later to occur of the TEGP Distribution Achievement Date or May 12, 2019. If TEGP has not distributed at least $0.35 on each outstanding Class A Share for any full quarter ending on or before May 12, 2020, the unvested equity participation shares will expire and no vesting will occur.

(3)	Reflects the closing price of $15.97 per TEGP Class A share at December 31, 2015.

Units Vested
The following table sets forth certain information regarding the vesting of TEP LTIP Awards during the fiscal year ended December 31, 2015. No TEGP Equity Participation Share Awards vested during 2015.

	Number of Equity Participation Units Acquired on Vesting (1)	Value Realized on Vesting (2)
David G. Dehaemers, Jr.	—	$—
President, Chief Executive
Officer and Director

William R. Moler	16,667	$809,350
Executive Vice President, Chief
Operating Officer and Director

Gary J. Brauchle	16,667	$809,350
Executive Vice President and
Chief Financial Officer

George E. Rider	16,667	$809,350
Executive Vice President,
General Counsel and Secretary

Gary D. Watkins	8,334	$404,699
Vice President and
Chief Accounting Officer

(1)
Represents the gross number of EPUs that vested during the year ended December 31, 2015. The actual number of EPUs delivered to the Named Executive Officers was, in some cases, less than the number shown in the above table due to the Named Executive Officers' option to net out common units to cover a portion of applicable tax withholding obligations.

(2)	The stated value realized upon vesting is computed by multiplying the closing market price ($48.56) of our common units on the date they vested (May 13, 2015) by the number of units that vested.
Pension Benefits
TEP sponsors a 401(k) plan that is available to all employees, but does not maintain a pension or defined benefit program.
Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans
TEP does not have a nonqualified deferred compensation plan or program for its officers or employees.
Employment Agreement
On May 17, 2013, Mr. Dehaemers entered into an amended and restated employment agreement with Tallgrass Management, our general partner, and certain affiliated entities pursuant to which he agreed to serve as our President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Dehaemers is entitled to receive an annual salary of $300,000. In addition, Mr. Dehaemers is entitled to receive (i) benefits that are normally provided to senior executives of Tallgrass Management, (ii) reimbursement for all ordinary and necessary out-of-pocket expenses incurred by Mr. Dehaemers, and (iii) a policy of director and officer liability insurance. Mr. Dehaemers’ employment is "at-will" and may be terminated at any time.
For a discussion of certain payments that Mr. Dehaemers may be entitled to upon the termination of his employment, please read "-Potential Payments Upon Termination or a Change-in-Control."

Potential Payments upon Termination or Change-in-Control
Termination
The employment agreement for Mr. Dehaemers provides that in the event his employment is terminated without "cause" or in the event he resigns for "good reason" he will receive: (i) a severance payment equal to $900,000, payable in a lump sum within 60 days after the termination of his employment; and (ii) directors and officers liability insurance coverage for so long as he is subject to any claim arising from his employment by TEP and its Affiliates. In addition, upon any such termination, Mr. Dehaemers would receive payments related to his accrued and unpaid expenses, salary and benefits. Under Mr. Dehaemers’ employment agreement:

•
"Cause" means (i) his conviction of, or plea of nolo contendere to, any crime or offense constituting a felony under applicable law; (ii) his commission of fraud or embezzlement against Tallgrass Management, LLC or certain of its affiliates; (iii) gross neglect by Mr. Dehaemers of, or gross or willful misconduct of Mr. Dehaemers in connection with the performance of, his duties that is not cured within 30 days of receiving a written notice of such gross neglect or gross or willful misconduct; (iv) Mr. Dehaemers’ willful failure or refusal to carry out the reasonable and lawful instructions of the board of managers of the entity with ultimate control over TEP GP; (v) Mr. Dehaemers’ failure to perform the duties and responsibilities of his office as his primary business activity; (vi) a judicial determination that Mr. Dehaemers has breached his fiduciary duties with respect to Tallgrass Management, LLC or certain of its affiliates; or (vii) Mr. Dehaemers’ willful and material breach of his obligations under the operating agreements of TEP GP or certain affiliates of Tallgrass Management, in his capacity as an officer of such entities.

•
"Good reason" means (i) during the period prior to Tallgrass Management, LLC or certain of its affiliates accessing the public markets (through an initial public offering, merger or otherwise), Kelso and EMG and their respective affiliates cease to hold, in the aggregate, a majority of certain equity interests issued to them on or about the date of TEP's initial public offering; (ii) a material diminution of Mr. Dehaemers’ duties and responsibilities to Tallgrass Management, LLC or certain of its affiliates to a level inconsistent with those of a chief executive officer; (iii) a material reduction in Mr. Dehaemers’ cash compensation or the aggregate welfare benefits provided to him (excluding any reduction that is not limited to him specifically); (iv) a willful or intentional breach of his employment agreement by Tallgrass Management, LLC; or (v) a willful or intentional breach by TEP GP or certain affiliates of Tallgrass Management of a material provision of the applicable operating agreements of such entities that has a material and adverse effect on Mr. Dehaemers.

Other than the payments to Mr. Dehaemers pursuant to his employment agreement as described above, TEP is not obligated to make any cash payment or provide any benefit to its Named Executive Officers if their employment is terminated by TEP or by the Named Executive Officer, other than the payment of accrued and unpaid expenses, salary and benefits. In addition, any LTIP Awards that have not vested and/or become exercisable are terminated upon the termination of such Named Executive Officer’s employment.
Change in Control
Employment Agreement. Upon a change in control, the employment agreement of Mr. Dehaemers generally does not provide for termination or severance benefits or payments in addition to those described above.
LTIP Award Agreements. In addition to the foregoing payments to Mr. Dehaemers pursuant to his employment agreement, the TEP LTIP Awards and TEGP LTIP Awards held by TEP's Named Executive Officers typically provide for acceleration of vesting in connection with a change in control. The TEP LTIP Awards held by TEP's Named Executive Officers vest and/or become exercisable in full upon a "change in control" of TEP or TEP GP and the TEGP LTIP Awards held by TEP's Named Executive Officers vest and/or become exercisable in full upon a "change in control" of us or our general partner.
Under the TEP LTIP, "change of control" means the occurrence of one or more of the following events:

•
any Person or group, other than Tallgrass Equity or its affiliates, becomes the owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of (A) the combined voting power of the equity interests in TEP GP, or (B) the general partner interests in TEP (excluding incentive distribution rights);

•	the limited partners of TEP approve, in one or a series of transactions, a plan of complete liquidation of TEP; or

•	the sale or other disposition by TEP of all or substantially all of its assets in one or more transactions to any person other than TEP GP or its affiliates.
Under the TEGP LTIP, "change of control" means the occurrence of one or more of the following events:

•
any Person or group, other than Tallgrass Energy Holdings or its affiliates, becomes the owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of (A) the combined voting power of the equity interests in our general partner or (B) the general partner interests in us;

•	the limited partners of TEGP approve, in one or a series of transactions, a plan of complete liquidation of TEGP; or

•	the sale or other disposition by us of all or substantially all of our assets in one or more transactions to any person other than TEGP Management or an affiliate of the TEGP Management.
The following table sets forth the value of outstanding LTIP Awards that would have vested and/or become exercisable for each of the Named Executive Officers under the TEP LTIP and TEGP LTIP if a change in control occurred on December 31, 2015.

Upon a Change in Control (1)
David G. Dehaemers, Jr.
TEP LTIP	$—
TEGP LTIP	$—

William R. Moler
TEP LTIP	$1,373,653
TEGP LTIP	$—

Gary J. Brauchle
TEP LTIP	$1,373,653
TEGP LTIP	$—

George E. Rider
TEP LTIP	$1,373,653
TEGP LTIP	$—

Gary D. Watkins
TEP LTIP	$686,806
TEGP LTIP	$558,950

(1)
The stated value upon a change in control is computed by assuming that a triggering change of control occurred on December 31, 2015 and multiplying the closing market price (TEP: $41.21 and TEGP: $15.97) of the relevant units and shares on such date by the number of units and shares that would have vested.

Confidentiality, Non-Compete and Non-Solicitation Arrangements
Under the terms of Mr. Dehaemers's employment agreement, he has agreed not to compete with Tallgrass Management or certain of its affiliates and not to solicit Tallgrass Management’s or any of its affiliates’ employees or interfere with certain business relationships during the term of his employment and for one year thereafter.
Compensation of Directors
Officers or employees of Tallgrass Development or its affiliates, including directors affiliated with EMG or Kelso, who also serve as directors of TEP GP do not receive additional compensation for such service. Directors of TEP GP who are not also officers or employees of Tallgrass Development or its affiliates or affiliated with EMG or Kelso receive cash compensation as follows:

•	Quarterly cash retainer payments of $10,000, resulting in an effective annual cash retainer of $40,000.

•	For serving as the audit committee chair or the conflicts committee chair, an annual committee chair retainer of $5,000.
All directors are also reimbursed for out-of-pocket expenses in connection with their service as directors, including costs incurred to attend meetings. Each director is fully indemnified by TEP for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. Directors of TEP GP are also eligible to receive grants under the TEP LTIP.

The following table sets forth certain information with respect to TEP's non-employee director compensation during the year ended December 31, 2015.

Name and Principal Position	Fees Earned or Paid in Cash (1)	EPU Awards	Non-Equity Incentive Plan Compensation	Total
Terrance D. Towner	$45,000	$—	$—	$45,000
Roy N. Cook	$50,000	$—	$—	$50,000
Jeffrey R. Armstrong	$40,000	$—	$—	$40,000

(1)	Includes cash retainer, meeting fees and committee chair fees paid during the year ended December 31, 2015, regardless of the period during which the compensation was earned.
Compensation Committee Interlocks and Insider Participation
The listing rules of the NYSE do not require the board of directors of our general partner or TEP GP to maintain, and neither does maintain, a compensation committee.
Mr. Dehaemers, as President and Chief Executive Officer, and Mr. Moler, as Executive Vice President and Chief Operating Officer, participate in their capacity as directors of our general partner and TEP GP in the deliberations concerning executive officer compensation. In addition, Mr. Dehaemers makes recommendations to the board of directors regarding named executive officer compensation, but Mr. Dehaemers abstains from, and is not present for, any decisions regarding his compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Tallgrass Energy GP, LP
The following tables set forth certain information regarding the beneficial ownership of our Class A shares and Class B shares as of February 10, 2016 owned by:

•	each person who is known to us to beneficially own more than 5% of the Class A shares (calculated in accordance with Rule 13d-3);

•	the named executive officers of our general partner;

•	each of the directors of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more shareholders, as the case may be. The amounts and percentage of Class A shares and Class B shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all Class A shares and Class B shares shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise noted, the address of each beneficial owner named in the chart below is 4200 W. 115th Street, Suite 350, Leawood, Kansas 66211, Attn: General Counsel.

Name and Address of Beneficial Owner	Class A shares Beneficially Owned (1)	Percentage of Class A shares Beneficially Owned (2)	Combined Voting Power (3)
5% shareholders
Entities affiliated with Kelso (4)	40,139,699	45.68%	25.53%
Entities affiliated with EMG (5)	41,064,165	46.25%	26.12%
Tallgrass KC (6)	27,376,110	36.45%	17.41%
Goldman Sachs Asset Management (7)	5,210,185	10.92%	3.31%
OppenheimerFunds, Inc. (8)	5,828,120	12.21%	3.71%
Oppenheimer SteelPath MLP Alpha Fund (9)	5,064,277	10.61%	3.22%
Kayne Anderson Capital Advisors, L.P. (10)	2,749,674	5.76%	1.75%
Jennison Associates LLC (11)	2,556,272	5.36%	1.63%
Prudential Financial, Inc. (12)	2,556,272	5.36%	1.63%
Directors and named Executive officers:
David G. Dehaemers, Jr. (13)	27,921,312	37.18%	17.76%
William R. Moler	—	—%	—%
Gary J. Brauchle (14)	20,950	*	*
George E. Rider	—	—%	—%
Gary D. Watkins	6,500	*	*
Frank J. Loverro (4)	40,139,699	45.68%	25.53%
Stanley de J. Osborne (4)	40,139,699	45.68%	25.53%
Jeffrey A. Ball	20,000	*	*
John T. Raymond (15)	41,299,165	46.51%	26.27%
Thomas A. Gerke	34,500	*	*
All directors and executive officers of our general partner as a group (11 persons)	109,442,126	70.02%	69.61%

*	Less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days. In addition to Class A shares, this column includes Class B shares beneficially owned by such persons that are, together with a corresponding number of Tallgrass Equity Units, exchangeable at any time and from time to time for Class A shares on a one-for-one basis (subject to the terms of the Tallgrass Equity limited liability company agreement and our partnership agreement). See "Certain Relationships and Related Party Transactions, and Director Independence-Exchange Right."

(2)
The Class A shares to be issued upon the exchange of Class B shares and Tallgrass Equity Units as described in footnote (1) above are deemed to be outstanding and beneficially owned by the person holding the Class B shares for the purpose of computing the percentage of beneficial ownership of Class A shares for that person and any group of which that person is a member, but are not deemed outstanding for purpose of computing the percentage of beneficial ownership of any other person. As such, the percentage of Class A shares shown as being beneficially owned by each person is based on an assumption that each such person exchanged all of such person's Class B shares, together with a corresponding number of Tallgrass Equity Units, for Class A shares and that no other person made a similar exchange.

(3)	Represents the percentage of voting power of the Class A shares and Class B shares held by such person voting together as a single class.

(4)
Consists of Class B shares held of record by: (i) KIA VIII (Rubicon), L.P., a Delaware limited partnership, or KIA VIII, and (ii) KEP VI AIV (Rubicon), LLC, a Delaware limited liability company, or KEP VI AIV. KIA VIII and KEP VI AIV, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of KIA VIII and KEP VI AIV disclaim such beneficial ownership. Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro, James J. Connors, II, Church M. Moore, Stanley de J. Osborne, Christopher L. Collins, A. Lynn Alexander, Howard A. Matlin, John K. Kim and Henry Mannix, III (the "Kelso Individuals") may be deemed to share beneficial ownership of shares held of record or beneficially owned by KIA VIII and KEP VI AIV, by virtue of their status as managing members of KEP VI AIV and of Kelso GP VIII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of KIA VIII (Rubicon) GP, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VIII. Each of Kelso GP VIII, LLC and KIA VIII (Rubicon) GP, L.P. due to their common control, could be deemed to beneficially own each other’s securities and the shares held of record or beneficially owned by KIA VIII and KEP VI AIV, Kelso GP VIII, LLC disclaims beneficial ownership of all of the securities owned of record, or deemed beneficially owned, by KIA VIII (Rubicon) GP, L.P., KIA VII and KEP VI AIV, except to the extent, if any, of its pecuniary interest therein, and the inclusion of these securities in the table above shall not be deemed an admission of beneficial ownership of all the reported securities for any purpose. KIA VIII (Rubicon) GP, L.P. disclaims beneficial ownership of all of the securities owned of record, or deemed beneficially owned, by Kelso GP VIII, LLC, KIA VIII and KEP VI AIV, except to the extent, if any, of its pecuniary interest therein, and the inclusion of these securities in the table above shall not be deemed an admission of beneficial ownership of all the reported securities for any purpose. The Kelso Individuals may be deemed to share beneficial ownership of securities owned of record or beneficially owned by Kelso GP VIII, LLC, KIA VIII (Rubicon) GP, L.P., KIA VIII and KEP VI AIV, by virtue of their status as managing members of Kelso GP VIII, LLC and KEP VI AIV, but disclaim beneficial ownership of such securities, and the inclusion of these securities in the table above shall not be deemed an admission that any of the Kelso Individuals is the beneficial owner of these securities for any purposes. The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.

(5)
Consists of Class B shares held of record by Tallgrass Holdings, LLC. John T. Raymond has sole voting and dispositive power with respect to the shares held by Tallgrass Holdings, LLC; however he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address for Tallgrass Holdings, LLC is The Energy & Minerals Group, 811 Main Street, Suite 4200, Houston, TX 77002.

(6)
Consists of Class B shares held of record by Tallgrass KC. David G. Dehaemers, Jr. has sole voting and dispositive power with respect to the Class B shares held by Tallgrass KC; however he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(7)
As reported on Schedule 13G filed with the SEC on February 1, 2016. Consists of Class A shares held of record by (i) Goldman Sachs Asset Management, L.P., a Delaware limited partnership and (ii) GS Investment Strategies, LLC, a Delaware limited liability company. The business address for these persons is c/o Goldman Sachs Asset Management, 200 West Street, New York, New York 10282.

(8)
As reported on Schedule 13G filed with the SEC on February 5, 2016. Consists of Class A shares held of record by OppenheimerFunds, Inc. OppenheimerFunds, Inc. disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934. The business address for this person is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(9)
As reported on Schedule 13G filed with the SEC on February 5, 2016. Consists of Class A shares held of record by Oppenheimer SteelPath MLP Alpha Fund. Oppenheimer SteelPath MLP Alpha Fund disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934. The business address for this person is 6803 S. Tucson Way, Centennial, Colorado 80112.

(10)
As reported on Schedule 13G filed with the SEC on February 1, 2016. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The business address for these persons is 1800 Avenue of the Stars, Second Floor, Los Angeles California 90067.

(11)	As reported on Schedule 13G filed on February 3, 2016. The business address for this person is 466 Lexington Avenue, New York, NY 10017.

(12)	As reported on Schedule 13G filed on February 3, 2016. The business address for this person is 751 Broad Street, Newark, New Jersey 07102.

(13)
Consists of (i) 27,376,110 Class B shares held of record by Tallgrass KC and (ii) 545,202 Class A shares held indirectly through the David G. Dehaemers, Jr. Revocable Trust, dated April 26, 2006, for which Mr. Dehaemers serves as Trustee. Mr. Dehaemers has sole voting and dispositive power with respect to the shares held by Tallgrass KC; however he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(14)	Gary J. Brauchle indirectly owns the Class A shares through the Brauchle Revocable Trust, under a trust agreement dated April 10, 2014, for which Mr. Brauchle serves as a Trustee.

(15)
Consists of (i) 41,064,165 Class B shares held of record by Tallgrass Holdings, LLC and (ii) 235,000 Class A shares held directly by John T. Raymond. John T. Raymond is the sole member of the general partner of the manager of Tallgrass Holdings, LLC and may be deemed to beneficially own the Class B shares owned by Tallgrass Holdings, LLC; however, he disclaims beneficial ownership of those shares except to the extent of his indirect pecuniary interest therein.

Ownership of Tallgrass Energy Partners, LP
The following table sets forth, as of February 10, 2016, the number of common units of TEP owned by each person who is known to us to beneficially own more than 5% of the common units of TEP (calculated in accordance with Rule 13d-3), each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group. Unless otherwise noted, the address of each beneficial owner named in the chart below is 4200 W. 115th Street, Suite 350, Leawood, Kansas 66211, Attn: General Counsel.

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned (2)
Tallgrass Energy Holdings (3)	32,873,480	48.95%
OppenheimerFunds, Inc. (4)	4,263,391	6.35%
Kayne Anderson Capital Advisors, L.P. (5)	3,930,228	5.85%
David G. Dehaemers, Jr. (6)	300,047	*
William R. Moler (7)	14,428	*
Gary J. Brauchle (8)	25,780	*
George E. Rider	12,928	*
Gary D. Watkins	6,668	*
Frank J. Loverro	—	—
Stanley de J. Osborne	—	—
Jeffrey A. Ball	20,000	*
John T. Raymond	100,000	*
Thomas A. Gerke	—	—
All directors and executive officers of our general partner as a group (11 persons)	490,911	*

(1)
This column reflects the number of TEP common units held of record or owned through a bank, broker or other nominee. The common units of TEP presented as being beneficially owned by our general partner’s directors and executive officers do not include the TEP common units held by Tallgrass Equity that may be attributable to such directors and officers based on their indirect ownership of Tallgrass Equity.

(2)	Based on 67,162,232 TEP common units outstanding as of February 10, 2016.

(3)
Consists of common units held of record by (i) Tallgrass Equity and (ii) Tallgrass Operations. Tallgrass Energy Holdings is the sole member of TEGP Management, LLC, TEGP’s general partner. TEGP is the managing member of Tallgrass Equity. As such, Tallgrass Energy Holdings has the sole voting and dispositive power with respect to the common units owned by Tallgrass Equity. Tallgrass Energy Holdings, as the general partner of Tallgrass Development, which is the sole owner of Tallgrass Operations, also has the sole voting and dispositive power with respect to the common units owned by Tallgrass Operations. Tallgrass Energy Holdings is controlled by its board of directors, which currently consists of the following: David G. Dehaemers, Jr., William R. Moler, Frank J. Loverro, Stanley de J. Osborne, Jeffrey A. Ball and John T. Raymond. Each of the members of the board of directors of Tallgrass Energy Holdings may be deemed to beneficially own the common units owned by Tallgrass Equity and Tallgrass Operations; however, each disclaims beneficial ownership.

(4)
As reported on Schedule 13G filed with the SEC on February 5, 2016. Consists of common units of record by OppenheimerFunds, Inc. OppenheimerFunds, Inc. disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934. The business address for this person is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(5)
As reported on Schedule 13G filed with the SEC on January 27, 2016. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The business address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(6)	David G. Dehaemers, Jr. indirectly owns the common units through the David G. Dehaemers, Jr. Revocable Trust, dated April 26, 2006, for which Mr. Dehaemers serves as Trustee.

(7)	William R. Moler indirectly owns the common units through the William R. Moler Revocable Trust, under a trust agreement dated 8/29/2013, for which Mr. Moler serves as Trustee.

(8)	Gary J. Brauchle indirectly owns the common units through the Brauchle Revocable Trust, under trust agreement dated April 10, 2014, for which Mr. Brauchle serves as a Trustee.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A shares that may be issued under equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average grant date fair value of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	160,000	$27.97	2,984,589
Equity compensation plans not approved by security holders (2)	—	$—	—
Total	160,000	$27.97	2,984,589

(1)
Amounts shown represent equity participation share awards outstanding under the TEGP LTIP as of December 31, 2015. The outstanding awards will be settled in Class A shares pursuant to the terms of the award agreements and are not subject to an exercise price.

(2)	There are no equity compensation plans in place pursuant to which Class A shares may be issued except for the TEGP LTIP.
For additional information regarding the LTIP, see Note 15 – Equity-Based Compensation to our Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Our sole asset is Tallgrass Equity units representing 30.35% of the membership interests in Tallgrass Equity, which directly owns (i) 20 million TEP common units, representing an approximate 29.41% limited partner interest in TEP as of February 17, 2016, and (ii) all of the membership interests of TEP GP. TEP GP owns all of the TEP IDRs and 834,391 general partner units, representing an approximate 1.23% general partner interest in TEP as of February 17, 2016.
We are a Delaware limited partnership formed in February 2015. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for U.S. federal income tax purposes.
Before the completion of the Offering in May 2015, Tallgrass Equity, formerly known as Tallgrass GP Holdings, LLC, was a privately held limited liability company that owned the general partners of Tallgrass Development and TEP. In connection with the completion of the Offering, the following transactions were effected:

•
Tallgrass Equity distributed its interests in Tallgrass Energy Holdings and Tallgrass Energy Holdings distributed its existing limited partner interest in TEGP, respectively, to the Exchange Right Holders. Tallgrass Energy Holdings is the owner of our general partner and is the general partner of Tallgrass Development;

•	We issued 47,725,000 Class A shares to the public for approximately $1.3 billion of net proceeds;

•	The limited partner interests in TEGP held by the Exchange Right Holders were converted into 109,504,440 Class B shares;

•
Tallgrass Equity issued a 30.35% membership interest in Tallgrass Equity to us in exchange for the $1.3 billion net proceeds from the issuance of our Class A shares to the public and the limited liability company agreement of Tallgrass Equity was amended to provide that we are the managing member of Tallgrass Equity; and

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, and used the aggregate proceeds from these borrowings together with the net proceeds from the Offering that Tallgrass Equity received from us, to purchase 20 million TEP common units from Tallgrass Development at $47.68 per TEP common unit and pay offering expenses and other transaction costs. Tallgrass Equity distributed the remaining proceeds to the Exchange Right Holders.

Limited Liability Company Agreement of Tallgrass Equity
In accordance with the Tallgrass Equity limited liability company agreement, the net profits and net losses of Tallgrass Equity will generally be allocated to the holders of Tallgrass Equity units on a pro rata basis in accordance with their relative number of Tallgrass Equity units held. Accordingly, net profits and losses of Tallgrass Equity will initially be allocated 30.35% to us and 69.65% to the Exchange Right Holders. Following the Offering, if we cause a distribution to be made, such distribution will be made to the holders of Tallgrass Equity units on a pro rata basis in accordance with their relative number of Tallgrass Equity units held.
For purposes of any transfer or exchange of Tallgrass Equity units initially owned by the Exchange Right Holders and our Class B shares, the Tallgrass Equity limited liability company agreement and our partnership agreement contain provisions linking each such Tallgrass Equity unit with one of our Class B shares. Our Class B shares cannot be transferred without transferring an equal number of Tallgrass Equity units and vice versa.
The Exchange Right Holders and any permitted transferees of their Tallgrass Equity units each have the right to exchange all or a portion of their Tallgrass Equity units into Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged. The above Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us.
The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.
In addition, pursuant to our partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity generally replicate one another and provide for customary antidilution mechanisms in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand.

Omnibus Agreement
In connection with the closing of the Offering, we, our general partner, Tallgrass Equity and Tallgrass Energy Holdings entered into the TEGP Omnibus Agreement, that addresses the following matters:

•
Tallgrass Equity’s obligation to reimburse Tallgrass Management and its affiliates for expenses incurred (i) on our behalf, (ii) on behalf of our general partner and (iii) for any other purposes related to our business and activities or those of our general partner, including our public company expenses and general and administrative expenses; and

•	Our use of the names "TEP" and "Tallgrass" and any associated or related marks.
Reimbursement of General and Administrative Expenses.
Pursuant to the TEGP Omnibus Agreement, Tallgrass Energy Holdings performs, or cause its affiliates to perform, centralized general and administrative services for TEGP, such as accounting, audit, business development, corporate record keeping, treasury services (including cash management), real property/land, legal, operations/engineering, investor relations, risk management, commercial/marketing, information technology, insurance, government relations/compliance, tax, payroll, human resources and environmental, health and safety. In exchange, Tallgrass Equity reimburses Tallgrass Energy Holdings and its affiliates for expenses incurred in providing these services. All reimbursements to our general partner, Tallgrass Energy Holdings and their respective affiliates by Tallgrass Equity will proportionally reduce cash distributions by Tallgrass Equity to its members, which in turn will reduce the amount of cash we distribute to our shareholders. The TEGP Omnibus Agreement further provides that Tallgrass Equity will reimburse Tallgrass Energy Holdings and its affiliates for TEGP’s allocable portion of the premiums on any insurance policies covering TEGP’s assets.
For the year ended December 31, 2015, Tallgrass Equity reimbursed Tallgrass Management and its affiliates $1.3 million pursuant to the TEGP Omnibus Agreement.
Amendment and Termination.
The TEGP Omnibus Agreement can be amended by written agreement of all parties to the TEGP Omnibus Agreement. However, we may not agree to any amendment or modification that would, in the determination of our general partner, be adverse in any material respect to the holders of our Class A shares without the prior approval of the conflicts committee. In the event of (i) a "change in control" (as defined in the TEGP Omnibus Agreement) of us or (ii) the removal of TEGP Management, LLC as our general partner in circumstances where "cause" (as defined in our partnership agreement) does not exist and the Class A shares and Class B shares held by our general partner and its affiliates were not voted in favor of such removal, the TEGP Omnibus Agreement will be terminable by Holdings, and we will have a 90-day transition period to cease our use of the name "Tallgrass" and related marks.
Exchange Right
The Exchange Right Holders and any permitted transferees of their Tallgrass Equity units each have the right to exchange all or a portion of their Tallgrass Equity units into Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party.
For purposes of any transfer or exchange of Tallgrass Equity units initially owned by the Exchange Right Holders and our Class B shares, the Tallgrass Equity limited liability company agreement and our partnership agreement contain provisions effectively linking one Tallgrass Equity unit with one of our Class B shares. Class B shares cannot be transferred without transferring an equal number of Tallgrass Equity units and vice versa. For a period of 180 days following the closing of the Offering, the Exchange Right Holders were not permitted to exchange any of their Class B shares and Tallgrass Equity units pursuant to the terms of a lock-up agreement.
The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.
Registration Rights Agreement
In connection with the closing of the Offering, we entered into a shareholder and registration rights agreement, which we refer to as the registration rights agreement, with the Exchange Right Holders. Pursuant to the registration rights agreement, we have agreed to register the resale of all Class A shares issuable upon exercise of the Exchange Right, or the Registrable Securities, held by the Exchange Right Holders or any of their permitted transferees to the registration rights agreement under certain circumstances.

Shareholder Lock-Up Agreement
For a period of 180 days following the closing of the Offering, the Exchange Right Holders were not permitted to exchange any of their Tallgrass Equity units pursuant to the terms of a lock-up agreement.
Shelf Registration Statement
As soon as we are eligible to do so, we are obligated to file and maintain a shelf registration statement on Form S-3 covering the resale of all of the Registrable Securities. We are required to maintain the effectiveness of any such registration statement until the date on which all Registrable Securities covered by the shelf registration statement have been sold thereunder in accordance with the plan and method of distribution disclosed in the Annual Report included in the shelf registration statement, or otherwise cease to be Registrable Securities under the registration rights agreement.
Demand and Piggyback Rights
The Exchange Right Holders have the right to require that we register their Registrable Securities and/or facilitate an underwritten offering of their Registrable Securities. There is no aggregate limit on the number of such demand requests; however, the demand rights of these holders are subject to a number of size, frequency and other limitations.
In the event we propose to conduct an underwritten offering of Registrable Securities, then the holders of Registrable Securities will generally have customary rights to participate in such offering, subject to customary offering size limitations and related allocation provisions and other limitations. Similarly, in the event that eligible holders demand that we conduct an underwritten offering of their Registrable Securities, then we will generally have customary rights to participate in such offering, subject to customary offering size limitations and related allocation provisions and other limitations.
Delay Rights
We will not be required to comply with any demand request, and may suspend the holders’ ability to use any shelf registration statement, following our delivery of written notice to the holders of customary blackout periods and deferral events.
Expenses
The holders of Registrable Securities will pay certain selling expenses, including any underwriters’ discounts and commissions. We will generally cause Tallgrass Equity to pay all other registration expenses in connection with our obligations under the registration rights agreement.
Referral Fee
One of the underwriters of the Offering, Wells Fargo Securities, LLC ("WFS") entered into a Referral Agreement with its retail brokerage affiliate, Wells Fargo Advisors, LLC ("WFA"), pursuant to which WFS agreed to pay a referral fee of up to $600,000 to WFA, up to 50% of which may be directed by WFA to Timothy Dehaemers, a financial adviser employed by WFA who is also the brother of our President and Chief Executive Officer, for his introduction and referral of WFS to TEGP. The referral fee paid from WFS to WFA was paid solely from the underwriting commissions received by WFS and did not in any way increase the total fees paid by TEGP to WFS in connection with the Offering.
Procedures for Review, Approval or Ratification of Transactions with Related Persons
The board of directors of our general partner has adopted a related party transactions policy (the "Policy"), which supplements the conflict of interest provisions in our code of business conduct and ethics. According to the Policy, a "Related Party Transaction" is an actual or proposed transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (a) the Partnership, our general partner or Tallgrass Equity (collectively, the "Partnership Group") was, is or will be a participant, (b) the amount involved exceeds $120,000, and (c) in which any Related Party had, has or will have a direct or indirect material interest. The Policy’s definition of a "Related Party" is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC. Transactions resolved under the conflicts provisions of our partnership agreement are not required to be reviewed or approved under the policy.
Under the Policy, the General Counsel and Chief Financial Officer or Chief Accounting Officer are responsible for determining whether a Related Party Transaction requires the approval of the Audit Committee. The Audit Committee is responsible for evaluating and assessing a proposed transaction based on the relevant facts and circumstances, including comparing the terms of the proposed transaction to the terms available to unrelated third parties. The Audit Committee shall approve only those Related Party Transactions that are either (i) on terms no less favorable to the Partnership Group than those generally being provided to or available from unrelated third parties or (ii) are fair and reasonable to the Partnership Group, taking into account the totality of the relationships between the parties involved.
If the General Counsel determines it is impractical or undesirable to wait until an Audit Committee meeting to consummate a Related Party Transaction, the chairman of the Audit Committee may review and approve the Related Party Transaction in accordance with the procedures set forth in the Policy. However, any such approval (and its rationale) must be reported to the

Audit Committee at the next regularly scheduled meeting. A Related Party Transaction entered into without pre-approval of the Audit Committee shall not be deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Audit Committee as promptly as reasonably practical after it is entered into and is subsequently ratified by the Audit Committee. If the Audit Committee determines not to ratify a Related Party Transaction that has been commenced without approval, the Audit Committee may direct the immediate discontinuation or rescission of the transaction, or modify the transaction to make it acceptable for ratification.
Director Independence
The information required by Item 407(a) or Regulation S-K is included in Item 10.—Directors, Executive Officers and Corporate Governance.
Related Party Transactions of TEP
As of February 17, 2016, Tallgrass Development owned 12,873,480 TEP common units representing approximately 19.2% of TEP's outstanding limited partner common units and and Tallgrass Equity owned 20,000,000 common units representing approximately 29.8% of TEP's outstanding limited partner common units. In addition, TEP GP owns 834,391 general partner units representing an approximate 1.2% general partner interest in TEP and all of the TEP incentive distribution rights.
Distributions and Payments to TEP GP and Its Affiliates
The following information summarizes the distributions and payments made or to be made by TEP to TEP GP and its affiliates in connection with TEP’s formation, ongoing operation and any liquidation of TEP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Distributions of available cash to TEP GP and its affiliates. TEP will generally make distributions of available cash to common unitholders pro rata (including Tallgrass Development as the holder of an aggregate of 12,873,480 TEP common units) and to TEP GP as follows: (1) an approximate 1.2% general partner interest with respect to its general partner units and (2) as distributions of available cash exceed the MQD and other higher target levels specified in TEP’s partnership agreement, increasing percentages of distributions with respect to its IDRs, up to 48% of the distributions above the highest target level. Assuming TEP has sufficient available cash to pay the full MQD on all of its outstanding units for four quarters, TEP GP and its affiliates would receive an annual distribution of approximately $1 million on their general partner units and approximately $38.4 million on their common units.
Payments to TEP GP and its affiliates. Neither TEP GP nor Tallgrass Energy Holdings and its affiliates receive a management fee or other compensation for managing TEP. TEP GP and Tallgrass Energy Holdings and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on TEP’s behalf pursuant to its partnership agreement and the TEP Omnibus Agreement (defined below). Neither TEP’s partnership agreement nor the TEP Omnibus Agreement limit the amount of expenses for which TEP GP or Tallgrass Energy Holdings and its affiliates may be reimbursed.
Withdrawal or removal of TEP GP. If TEP GP withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage. Upon TEP’s liquidation, the partners, including TEP GP, will be entitled to receive liquidating distributions according to their particular capital account balances, as further detailed in TEP’s limited partnership agreement.
Agreements with Affiliates in Connection with TEP’s Initial Public Offering
TEP entered into various documents and agreements with Tallgrass Development and its other affiliates in connection with the TEP IPO. These are primarily related to TEP’s formation, including the vesting of assets in, and the assumption of liabilities by, TEP and its subsidiaries, and the application of the proceeds of the TEP IPO. These agreements were not the result of arm’s length negotiations.
Omnibus Agreement
Upon the closing of the TEP IPO, TEP entered into an Omnibus Agreement with Tallgrass Development, its general partner, Tallgrass Energy Holdings, and TEP GP, which we refer to as the TEP Omnibus Agreement, that governs TEP’s relationship with them regarding the following matters:

•	the provision by Tallgrass Energy Holdings to TEP of certain administrative services and TEP’s agreement to reimburse it for such services;

•
the provision by Tallgrass Energy Holdings of such employees as may be necessary to operate and manage TEP’s business, and TEP’s agreement to reimburse it for the expenses associated with such employees;

•	certain indemnification obligations;

•	TEP’s use of the name "Tallgrass" and related marks; and

•	TEP’s right of first offer to acquire certain assets from Tallgrass Development, if Tallgrass Development decides to sell such assets.
Reimbursement of General and Administrative Expenses. Pursuant to the TEP Omnibus Agreement, Tallgrass Energy Holdings performs, or causes its affiliates to perform, centralized corporate, general and administrative services for TEP, such as legal, corporate record keeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, TEP reimburse it for expenses incurred in providing these services. The reimbursements to TEP GP and Tallgrass Energy Holdings and its affiliates are made prior to cash distributions to TEP’s common unitholders. The TEP Omnibus Agreement further provides that TEP will reimburse Tallgrass Energy Holdings and its affiliates for TEP’s allocable portion of the premiums on any insurance policies covering TEP’s assets. TEP anticipates reimbursement to Tallgrass Energy Holdings and its affiliates will vary with the size and scale of TEP’s operations, among other factors.
For the years ended December 31, 2015, 2014 and 2013, we reimbursed Tallgrass Energy Holdings $37.5 million, $23.5 million and $20.1 million, respectively, pursuant to the TEP Omnibus Agreement.
Indemnification. Under the terms of the TEP Omnibus Agreement, Tallgrass Development is required to indemnify TEP from liabilities arising out of any federal, state and local income tax liabilities attributable to the ownership and operation of the assets contributed to us in connection with TEP’s IPO until 60 days after the applicable statute of limitations. Tallgrass Development also agreed to use commercially reasonable efforts to obtain indemnification from Kinder Morgan for losses suffered or incurred by TEP with respect to the assets contributed to TEP as part of the TEP IPO, to the extent that Kinder Morgan is obligated to indemnify Tallgrass Development under the purchase and sale agreement pursuant to which Tallgrass Development acquired the contributed assets and remit any proceeds received from Kinder Morgan pursuant to such indemnification obligations to TEP. Kinder Morgan’s indemnity obligations under the Kinder Morgan purchase agreement generally survived through February 13, 2014, although certain specified indemnities last for longer periods of time. Under the TEP Omnibus Agreement, TEP has agreed to indemnify Tallgrass Development for events and conditions associated with the operation of the contributed assets that occur on or after the closing of TEP’s IPO.
Right of First Offer. Under the terms of the TEP Omnibus Agreement, Tallgrass Development has granted TEP a right of first offer, for so long as Tallgrass Development or its affiliates, individually or as part of a group, control TEP GP, on (i) the Retained Assets and (ii) any assets that are hereafter developed, constructed or acquired by Tallgrass Development or its subsidiaries (excluding TEP and its subsidiaries) for the purpose of processing natural gas in Natrona, Converse or Campbell counties in Wyoming, which we refer to collectively as the ROFO Assets. If Tallgrass Development or any of its affiliates decide to attempt to sell (other than to an affiliate of Tallgrass Development, excluding TEP and its subsidiaries) a ROFO Asset, Tallgrass Development or its affiliate will notify TEP in advance and, prior to selling such ROFO Asset to a third party, will negotiate with TEP exclusively and in good faith for a period of 45 days in order to give TEP an opportunity to enter into definitive documentation for the purchase and sale of such ROFO Asset on terms that are mutually acceptable to Tallgrass Development or its affiliate and TEP. If TEP and Tallgrass Development or its affiliate have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such ROFO Asset within such 45-day period, Tallgrass Development or its affiliate will have the right to sell such ROFO Asset to a third party following the expiration of such 45-day period on any terms that are acceptable to Tallgrass Development or its affiliate and such third party. TEP’s decision to acquire or not to acquire a ROFO Asset pursuant to this right will require the approval of the conflicts committee of the board of directors of TEP GP.
Amendment and Termination. The TEP Omnibus Agreement can be amended by written agreement of all parties to the agreement. However, TEP may not agree to any amendment or modification that would, in the determination of TEP GP, be adverse in any material respect to the holders of TEP’s common units without the prior approval of the conflicts committee. In the event of (i) a "change in control" (as defined in the TEP Omnibus Agreement) of the partnership or (ii) the removal of Tallgrass MLP GP, LLC as TEP’s general partner in circumstances where "cause" (as defined in TEP’s partnership agreement) does not exist and the common units held by TEP GP and its affiliates were not voted in favor of such removal, the TEP Omnibus Agreement (other than the indemnification and reimbursement provisions therein) will be terminable by Tallgrass Development, and TEP will have a 90-day transition period to cease TEP’s use of the name "Tallgrass" and related marks.
Acquisitions of Pony Express and Trailblazer from Tallgrass Development
On April 1, 2014, Tallgrass MLP Operations, LLC, a Delaware limited liability company and TEP’s wholly-owned subsidiary acquired 100% of the issued and outstanding membership interests in Trailblazer from Tallgrass Operations, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of Tallgrass Development ("Tallgrass Operations"), for total consideration valued at approximately $164 million, pursuant to that certain Contribution and Sale Agreement by and between Tallgrass Development, Tallgrass Operations, and TEP.

Effective September 1, 2014, TEP acquired a 33.3% membership interest in Pony Express, from Tallgrass Development for total consideration of approximately $600 million pursuant to that certain Contribution and Transfer Agreement by and between Tallgrass Development, Pony Express, Tallgrass Operations, and TEP. At closing, TEP entered into a Second Amended and Restated Limited Liability Company Agreement of Pony Express effective September 1, 2014 with Tallgrass Development and Pony Express, which provides TEP a minimum quarterly preference payment of $16.65 million through the quarter ending September 30, 2015 with distributions thereafter shared in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement. In connection with the transaction, Pony Express entered into a Cash Management Agreement effective August 27, 2014 under which cash balances are swept daily and recorded as loans from Pony Express to Tallgrass Development. $270 million of the total consideration was subsequently swept to Tallgrass Development and was recorded as a related party loan which bears interest at Tallgrass Development’s incremental borrowing rate. As of September 1, 2014, balances lent to Tallgrass Development under the cash management agreement are classified as related party receivables on TEP’s consolidated balance sheet and will be cash settled.
Effective March 1, 2015, TEP acquired an additional 33.3% membership interest in Pony Express from Tallgrass Development for total consideration of approximately $700 million pursuant to that certain Purchase and Sale Agreement by and between Tallgrass Development, Tallgrass Operations and TEP. At closing, TEP, Tallgrass Development and Pony Express entered into a Third Amended and Restated Limited Liability Company Agreement of Pony Express effective March 1, 2015, which provides TEP a minimum quarterly preference payment of $36.65 million through the quarter ending December 31, 2015 with distributions thereafter shared in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement.
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express from Tallgrass Development for total cash consideration of approximately $475 million and the issuance of 6,518,000 TEP common units, which TEP common units are subject to a call option granted by Tallgrass Operations in favor of TEP, pursuant to that certain Contribution and Transfer Agreement by and between Tallgrass Development, Tallgrass Operations and TEP.
Competition
Under TEP’s partnership agreement, Tallgrass Development and its affiliates are expressly permitted to compete with TEP. Tallgrass Development and any of its affiliates, including EMG and Kelso, may acquire, construct or dispose of additional transportation, storage and processing or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Contracts with Affiliates
Pony Express is party to a terminal lease and operating agreement with Tallgrass Sterling Terminal, LLC ("Sterling Terminal"), which is an indirect wholly-owned subsidiary of Tallgrass Development, pursuant to which Pony Express leases approximately 1.3 million barrels of crude oil storage and Sterling Terminal provides associated crude oil terminaling services.  Pony Express pays Sterling Terminal a fixed monthly charge of $942,000 per month, plus a volumetric charge of $0.07 per barrel for each barrel delivered to the terminal in excess of 9,424,000 per month, subject in both cases to an annual 2% escalator.  The initial five-year term of the agreement expires in May 2020. During 2015, Pony Express paid Sterling Terminal $7.6 million pursuant to the agreement.
Other Transactions
Tallgrass Management, LLC, an affiliate of TEP GP, has two employees who are immediate family members of executive officers of TEP GP.
Jason Dehaemers, a director of corporate development, is the son of David Dehaemers, Jr., the President and Chief Executive Officer of our general partner and a member of our general partner’s board of directors. For the years ended December 31, 2015, 2014 and 2013, he received cash compensation of $309,907, $348,120 and $235,000, respectively, and standard employee benefits of approximately $18,619, $17,424 and $14,400, respectively. For the year ended December 31, 2013, he was awarded 20,000 unvested EPUs with a grant date value of $17.49 per EPU on terms consistent with all eligible employees.
Zach Rider, a manager of corporate development, is the son of George Rider, the Executive Vice President, General Counsel and Secretary of TEP GP. For the years ended December 31, 2015, 2014 and 2013, he received cash compensation of $179,357, $159,846 and $70,192, respectively, and standard employee benefits of approximately $9,977, $13,747 and $11,600, respectively. For the year ended December 31, 2015, he was awarded 3,800 unvested EPUs with a grant date value of $38.62 per EPU on terms consistent with all eligible employees. For the year ended December 31, 2013, he was awarded 5,000 unvested EPUs with a grant date value of $17.49 per EPU on terms consistent with all eligible employees.

Item 14. Principal Accounting Fees and Services
We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in TD’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2015	2014
	(in thousands)
Audit fees (1)	$1,989	$1,137
Audit related fees (2)	—	—
Tax fees (3)	525	346
Total	$2,514	$1,483

(1)
Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the integrated audit of our annual financial statements and internal control over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report.

(2)
Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews of our financial statements and are not reported under audit fees.

(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
All services provided by our independent registered public accountant are subject to pre-approval by the audit committee of our general partner. The audit committee of our general partner is informed of each engagement of the independent registered public accountant to provide services under the policy. The audit committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent registered public accounting firm, including all services rendered for the year ended December 31, 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(2) Financial Statement Schedules
All schedules are omitted because the required information is either not present, not present in material amounts or included within the Consolidated Financial Statements.
(3) Exhibits

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

3.7
Second Amended and Restated Limited Liability Company Agreement of Tallgrass Equity, LLC, dated May 12, 2015 (incorporated by reference to Exhibit 3.7 to Tallgrass Energy GP, LP’s Quarterly Report on Form 10-Q filed on June 18, 2015).

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

3.13
Amendment No. 1, dated February 19, 2015, to Second Amended and Restated Limited Liability Company Agreement of Tallgrass MLP GP, LLC, dated May 17, 2013 (incorporated by reference to Exhibit 3.8 to Tallgrass Energy Partners, LP’s Annual Report on Form 10-K/A filed on June 6, 2015).

4.1	Specimen certificate representing Class A Shares (incorporated by reference to Exhibit 4.1 to Tallgrass Energy GP, LP’s Registration Statement on Form S-1/A filed April 20, 2015).

4.2
Registration Rights Agreement, dated May 12, 2015, by and among Tallgrass Energy GP, LP and each of the Initial Holders listed on an annex thereto (incorporated by reference to Exhibit 4.2 to Tallgrass Energy GP, LP’s Quarterly Report on Form 10-Q filed on June 18, 2015).

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

10.12
Amendment No. 1, dated June 25, 2014, to the Revolving Credit Agreement, dated May 17, 2013, by and among Tallgrass Energy Partners, LP, Barclays Bank PLC, as administrative agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on June 30, 2014).

10.13
Amendment No. 2 to Credit Agreement, dated as of November 24, 2015, by and among Tallgrass Energy Partners, LP, Barclays Bank PLC, as administrative agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on November 30, 2015).

10.14
Amendment No. 3 to Credit Agreement, dated January 11, 2016, by and among Tallgrass Energy Partners, LP, Barclays Bank PLC, as administrative agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.10 to Tallgrass Energy Partners, LP Annual Report on Form 10-K filed on February 17, 2016).

10.15	Tallgrass MLP GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on May 17, 2013).

10.16
Contribution and Sale Agreement, dated April 1, 2014, by and between Tallgrass Energy Partners, LP and Tallgrass Operations, LLC, and for certain limited purposes, Tallgrass Development, LP (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on April 2, 2014).

10.17
Contribution and Transfer Agreement, dated September 1, 2014, by and among Tallgrass Energy Partners, LP, Tallgrass Operations, LLC and Tallgrass Pony Express Pipeline, LLC, and for certain limited purposes, Tallgrass Development, LP (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on September 8, 2014).

10.18
Purchase and Sale Agreement, dated as of March 1, 2015, by and among Tallgrass Energy Partners, LP, Tallgrass Development, LP and Tallgrass Operations, LLC (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on March 2, 2015).

10.19
Third Amended and Restated Limited Liability Company Agreement of Tallgrass Pony Express Pipeline, LLC, dated as of March 1, 2015, by and among Tallgrass Pony Express Pipeline, LLC, Tallgrass Operations, LLC, and Tallgrass PXP Holdings, LLC (incorporated by reference to Exhibit 10.2 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on March 2, 2015).

10.20
Contribution and Transfer Agreement, dated January 1, 2016, by and among Tallgrass Energy Partners, LP, Tallgrass Operations, LLC, and for certain limited purposes, Tallgrass Development, LP (incorporated by reference to Exhibit 10.14 to Tallgrass Energy Partners, LP Annual Report on Form 10-K filed on February 17, 2016).

10.21
Transfer, Purchase and Sale Agreement, dated as of December 16, 2015, by and between Whiting Oil and Gas Corporation, BNN Western, LLC and BNN Redtail, LLC (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on December 16, 2015).

21.1*	List of Subsidiaries of Tallgrass Energy GP, LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith

† -	Management contract of compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tallgrass Energy GP, LP

By:	TEGP Management, LLC, its general partner

By:	/s/ David G. Dehaemers, Jr.
David G. Dehaemers, Jr.
President and Chief Executive Officer of TEGP Management, LLC (the general partner of Tallgrass Energy GP, LP)
Date: February 17, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David G. Dehaemers, Jr.	Director, President and Chief Executive Officer	February 17, 2016
David G. Dehaemers, Jr.	(Principal Executive Officer)

/s/ Gary J. Brauchle	Executive Vice President and Chief Financial Officer	February 17, 2016
Gary J. Brauchle	(Principal Financial Officer)

/s/ Gary D. Watkins	Vice President and Chief Accounting Officer	February 17, 2016
Gary D. Watkins	(Principal Accounting Officer)

/s/ Frank J. Loverro	Director	February 17, 2016
Frank J. Loverro

/s/ Stanley de J. Osborne	Director	February 17, 2016
Stanley de J. Osborne

/s/ Jeffrey A. Ball	Director	February 17, 2016
Jeffrey A. Ball

/s/ John T. Raymond	Director	February 17, 2016
John T. Raymond

/s/ William R. Moler	Director	February 17, 2016
William R. Moler

/s/ Thomas A. Gerke	Director	February 17, 2016
Thomas A. Gerke