Form 10-Q
period 2016-06-30
Tallgrass Energy GP, LP
filed 2016-08-03
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 3, 2016, the Registrant had 47,725,000 Class A shares and 109,504,440 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,623	$2,234
Accounts receivable, net	53,033	57,757
Gas imbalances	878	1,227
Inventories	14,754	13,793
Derivative asset at fair value	148	—
Prepayments and other current assets	3,615	2,835
Total Current Assets	75,051	77,846
Property, plant and equipment, net	2,007,067	2,025,018
Goodwill	343,288	343,288
Intangible asset, net	95,038	96,546
Derivative asset at fair value	55,967	—
Unconsolidated investment	444,074	—
Deferred tax asset	442,846	452,430
Deferred financing costs, net	8,344	6,638
Deferred charges and other assets	13,232	14,894
Total Assets	$3,484,907	$3,016,660
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Accounts payable (including $10,554 at December 31, 2015 related to variable interest entities)	$17,451	$22,218
Accounts payable to related parties	7,086	7,755
Gas imbalances	1,199	1,605
Derivative liabilities at fair value	351	—
Accrued taxes	15,298	13,844
Accrued liabilities	8,234	10,206
Deferred revenue	42,901	26,511
Other current liabilities	6,687	6,880
Total Current Liabilities	99,207	89,019
Long-term debt	1,426,000	901,000
Other long-term liabilities and deferred credits	6,815	5,143
Total Long-term Liabilities	1,432,815	906,143
Commitments and Contingencies
Equity:
Class A Shareholders (47,725,000 shares outstanding at June 30, 2016 and December 31, 2015)	189,356	422,310
Class B Shareholders (109,504,440 shares outstanding at June 30, 2016 and December 31, 2015)	—	—
Total Partners' Equity	189,356	422,310
Noncontrolling interests	1,763,529	1,599,188
Total Equity	1,952,885	2,021,498
Total Liabilities and Equity	$3,484,907	$3,016,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues:
Crude oil transportation services	$93,322	$74,022	$187,894	$124,403
Natural gas transportation services	28,682	29,041	57,962	61,189
Sales of natural gas, NGLs, and crude oil	16,830	20,011	30,756	41,880
Processing and other revenues	8,097	9,896	15,724	20,173
Total Revenues	146,931	132,970	292,336	247,645
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	15,958	17,180	29,526	36,773
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,240	13,492	30,396	24,207
Operations and maintenance	13,864	12,408	26,341	21,983
Depreciation and amortization	21,576	20,355	43,268	40,960
General and administrative	14,458	13,701	27,995	26,390
Taxes, other than income taxes	5,639	(271)	13,145	11,026
Loss on disposal of assets	1,849	—	1,849	4,483
Total Operating Costs and Expenses	87,584	76,865	172,520	165,822
Operating Income	59,347	56,105	119,816	81,823
Other Income (Expense):
Interest expense, net	(10,441)	(4,479)	(19,118)	(7,919)
Unrealized gain on derivative instrument	18,953	—	10,007	—
Equity in earnings of unconsolidated investment	23,321	—	23,321	—
Other income, net	221	769	787	1,481
Total Other Income (Expense)	32,054	(3,710)	14,997	(6,438)
Net income before tax	91,401	52,395	134,813	75,385
Deferred income tax expense	(6,792)	(1,772)	(9,583)	(1,772)
Net income	84,609	50,623	125,230	73,613
Net income attributable to noncontrolling interests	(81,161)	(45,889)	(114,193)	(63,757)
Net income attributable to TEGP	$3,448	$4,734	$11,037	$9,856
Allocation of income for the three and six months ended June 30, 2015:
Net income attributable to TEGP from the beginning of the period to May 11, 2015		$2,271		$7,393
Net income attributable to TEGP from May 12, 2015 to June 30, 2015		2,463		2,463
Basic net income per Class A share	$0.07	$0.05	$0.23	$0.05
Diluted net income per Class A share	$0.07	$0.05	$0.23	$0.05
Basic average number of Class A shares outstanding	47,725	47,725	47,725	47,725
Diluted average number of Class A shares outstanding	47,734	47,725	47,725	47,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities:
Net income	$125,230	$73,613
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	46,272	42,905
Equity in earnings of unconsolidated investment	(23,321)	—
Distributions from unconsolidated investment	23,321	—
Noncash change in fair value of derivative financial instruments	(9,804)	41
Deferred tax expense	9,583	1,772
Loss on disposal of assets	1,849	4,483
Changes in components of working capital:
Accounts receivable and other	6,613	(10,215)
Inventories	(1,683)	(6,068)
Accounts payable and accrued liabilities	(2,398)	2,389
Deferred revenue	16,174	4,198
Other operating, net	1,734	(1,495)
Net Cash Provided by Operating Activities	193,570	111,623
Cash Flows from Investing Activities:
Acquisition of unconsolidated affiliate	(436,022)	—
Acquisition of Pony Express membership interest	(49,118)	(700,000)
Capital expenditures	(28,491)	(49,544)
Contributions to unconsolidated investment	(14,387)	—
Distributions from unconsolidated investment in excess of cumulative earnings	6,335	—
Other investing, net	411	(4,648)
Net Cash Used in Investing Activities	(521,272)	(754,192)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	525,000	294,000
Acquisition of Pony Express membership interest	(425,882)	—
Proceeds from public offering of TEP common units, net	261,770	551,673
Distributions to noncontrolling interests	(109,551)	(46,082)
Proceeds from private placement, net of offering costs	90,009	—
TEGP distributions to Class A shareholders	(18,278)	—
Contributions from noncontrolling interests	7,273	16,294
Proceeds from initial public offering of Class A shares, net	—	1,315,383
Acquisition of Acquired TEP Units	—	(953,600)
Distribution of Excess Proceeds to Exchange Right Holders	—	(334,068)
Acquisition of additional Tallgrass Equity units	—	(171,948)
Distributions to TEGP Predecessor, net	—	(13,533)
Other financing, net	(2,250)	(14,139)
Net Cash Provided by Financing Activities	328,091	643,980
Net Change in Cash and Cash Equivalents	389	1,411
Cash and Cash Equivalents, beginning of period	2,234	867
Cash and Cash Equivalents, end of period	$2,623	$2,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with Tallgrass Development, LP	$—	$103,239
Contributions from noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$—	$21,525
Distribution to noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$—	$22,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	TEGP Predecessor	Partners' Equity (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2016	$—	$422,310	$—	$1,599,188	$2,021,498
Net income	—	11,037	—	114,193	125,230
Acquisition of additional 31.3% membership interest in Pony Express	—	(255,617)	—	(173,422)	(429,039)
Issuance of TEP units to public, net of offering costs	—	22,159	—	239,611	261,770
Distributions to noncontrolling interest	—	—	—	(109,551)	(109,551)
Issuance of TEP units in a private placement, net of offering costs	—	7,592	—	82,417	90,009
TEGP distributions to Class A shareholders	—	(18,278)	—	—	(18,278)
Contributions from noncontrolling interest	—	—	—	7,273	7,273
Noncash compensation expense	—	642	—	3,820	4,462
Costs associated with equity issuance	—	(489)	—	—	(489)
Balance at June 30, 2016	$—	$189,356	$—	$1,763,529	$1,952,885

	TEGP Predecessor	Partners' Equity (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2015	$146,866	$—	$—	$1,648,285	$1,795,151
Net income for the period from January 1, 2015 to May 11, 2015	7,393	—	—	32,196	$39,589
Issuance of TEP units to the public, net of offering costs	63,520	—	—	488,153	$551,673
Acquisition of additional 33.3% Pony Express membership interest	(98,446)	—	—	(601,554)	$(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	(9,425)	$(13,533)
Consolidation of TEGP Predecessor assets	(115,225)	115,225	—	—	$—
Issuance of Class A shares to the public, net of offering costs	—	1,315,383	—	—	$1,315,383
Acquisition of Acquired TEP Units from TD	—	(953,600)	—	—	$(953,600)
Distribution of excess Offering proceeds to Exchange Right Holders	—	(334,068)	—	—	$(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	(171,948)	—	—	$(171,948)
Deferred tax asset	—	443,356	—	—	$443,356
Net income for the period from May 12, 2015 to June 30, 2015	—	2,463	—	31,561	$34,024
Issuance of common units under TEP LTIP plan	—	(661)	—	(5,901)	$(6,562)
Distributions to TEP unitholders	—	—	—	(46,082)	$(46,082)
Noncash compensation expense	—	—	—	6,000	$6,000
Contributions from noncontrolling interest	—	—	—	68,651	$68,651
Distributions to noncontrolling interest	—	—	—	(22,607)	$(22,607)
Distributions to TEP GP Members	—	(7,465)	—	—	$(7,465)
Acquisition of noncontrolling interests	—	—	—	(600)	$(600)
Balance at June 30, 2015	$—	$408,685	$—	$1,588,677	$1,997,362

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "Offering"), which was completed on May 12, 2015. TEGP's sole cash-generating asset is an approximate 30.35% controlling interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in Tallgrass Energy Partners, LP ("TEP") as described below:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing a 1.09% general partner interest in TEP at June 30, 2016.

•	20,000,000 TEP common units, representing an approximately 26.14% limited partner interest in TEP at June 30, 2016.
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
TEP is a publicly traded, growth-oriented limited partnership formed to own, operate, acquire and develop midstream energy assets in North America. TEP currently provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma that includes a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System"). TEP provides natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) TEP's 25% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), a Delaware limited liability company which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline"). TEP also provides services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility (collectively, the "Midstream Facilities"), and NGL transportation services in Northeast Colorado. TEP performs water business services in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). TEP's operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus and Utica shale formations.
Our reportable business segments are:

•	Crude Oil Transportation & Logistics—the ownership and operation of a FERC-regulated crude oil pipeline system;

•	Natural Gas Transportation & Logistics—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities; and

•
Processing & Logistics—the ownership and operation of natural gas processing, treating and fractionation facilities, the provision of water business services primarily to the oil and gas exploration and production industry and the transportation of NGLs.

2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and six months ended June 30, 2016 and 2015 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 17, 2016.
The condensed consolidated financial statements of TEGP for the three and six months ended June 30, 2015 include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP's initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described in Note 1 – Description of Business, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the Offering and to TEGP thereafter.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP is attributed to TEGP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEGP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Pony Express effective September 1, 2014, TEP, Tallgrass Development, LP ("TD"), and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ended September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ended December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 are attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.

A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity's economic performance. We have presented separately in our condensed consolidated balance sheets, to the extent material, the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit. Our consolidated VIEs do not have material assets that can only be used to settle specific obligations of the consolidated VIEs. Tallgrass Equity is considered to be a VIE under the applicable authoritative guidance. Based on a qualitative analysis in accordance with the applicable authoritative guidance, we have determined that we are the primary beneficiary as we have the right to receive benefits of Tallgrass Equity that could potentially be significant to Tallgrass Equity. Also, as discussed further under "New Accounting Pronouncements" below, under the new authoritative guidance effective January 1, 2016, TEP is considered to be a VIE. Based on a qualitative analysis, we have determined that TEP GP is the primary beneficiary of TEP and we continue to consolidate TEP accordingly. Pony Express was considered to be a VIE under the applicable authoritative guidance prior to our acquisition of an additional 31.3% membership interest effective January 1, 2016. Effective January 1, 2016, Pony Express is no longer considered to be a VIE. We continue to consolidate our membership interest in Pony Express.
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
New Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive and converged set of principles-based revenue recognition guidelines which supersede the existing industry and transaction-specific standards. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, entities must apply a five step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.
Throughout the first half of 2016, the FASB has issued a series of subsequent updates to the revenue recognition guidance in Topic 606, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.
The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of these updates.

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
The amendments in ASU 2015-02 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on our financial position and results of operations.
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
TEGP, as the managing member of Tallgrass Equity, has voting rights disproportionate to its ownership interest. As a result, we have determined that Tallgrass Equity is a VIE of which we are the primary beneficiary and we consolidate Tallgrass Equity accordingly. We have not provided any additional financial support to Tallgrass Equity other than our initial capital contribution to acquire a portion of the approximate 30.35% controlling interest in Tallgrass Equity and have no contractual commitments or obligations to provide additional financial support to Tallgrass Equity.
Pony Express was considered to be a VIE under the applicable authoritative guidance prior to our acquisition of an additional 31.3% membership interest effective January 1, 2016. Effective January 1, 2016, Pony Express is no longer considered to be a VIE. We continue to consolidate our membership interest in Pony Express.
Other than TEGP's deferred tax asset of approximately $442.8 million and $452.4 million at June 30, 2016 and December 31, 2015, respectively, the assets and liabilities included in our consolidated balance sheets at June 30, 2016 and December 31, 2015 represent the consolidated assets and liabilities of Tallgrass Equity, including the assets and liabilities of TEP and Pony Express.
4. Acquisitions
Acquisition of a 25% Membership Interest in Rockies Express Pipeline LLC
On March 29, 2016, TD's indirect wholly owned subsidiary Rockies Express Holdings, LLC ("REX Holdings") signed a purchase agreement (the "REX Purchase Agreement") with a unit of Sempra U.S. Gas and Power ("Sempra") to acquire Sempra's 25% membership interest in Rockies Express for cash consideration of $440 million, subject to adjustment under the REX Purchase Agreement.

On April 28, 2016, we announced that TD offered TEP the right to assume the rights and obligations of REX Holdings under the REX Purchase Agreement. On May 6, 2016, TEP REX Holdings, LLC ("TEP REX"), an indirect wholly-owned subsidiary of TEP, and REX Holdings entered into an Assignment and Assumption Agreement pursuant to which REX Holdings assigned to TEP REX all of its rights under the REX Purchase Agreement and, in exchange, TEP REX assumed all of the rights and obligations of REX Holdings under the REX Purchase Agreement. Subsequently on May 6, 2016, TEP REX closed the purchase of a 25% membership interest in Rockies Express from Sempra pursuant to the REX Purchase Agreement for cash consideration of approximately $436.0 million, after making the adjustments to the purchase price required by the REX Purchase Agreement.
Our investment in Rockies Express is recorded under the equity method of accounting and reported as "Unconsolidated investment" on our condensed consolidated balance sheet. As of May 6, 2016, the difference between the fair value of our investment in Rockies Express of $436.0 million and the book value of the underlying net assets of approximately $840.7 million results in a negative basis difference of approximately $404.7 million. The basis difference has been allocated to property, plant and equipment and long-term debt based on their respective fair values at the date of acquisition. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. The basis difference at June 30, 2016 was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$7,002	2 - 25 years
Property, plant and equipment	(411,730)	35 years
Total basis difference	$(404,728)
During the period from May 6, 2016 to June 30, 2016, we recognized equity in earnings from Rockies Express of $23.3 million, inclusive of the amortization of the negative basis difference discussed above, and received distributions from and made contributions to Rockies Express of $29.7 million and $14.4 million, respectively.
Summarized financial information for Rockies Express is as follows:

June 30, 2016
(in thousands)
Current assets	$170,874
Noncurrent assets	$6,038,268
Current liabilities	$185,793
Noncurrent liabilities	$2,636,680
Members' equity	$3,386,669

Period from May 6, 2016 to June 30, 2016
(in thousands)
Revenue	$98,161
Operating income	$43,832
Net income to Members	$84,741
Acquisition of Additional 31.3% Membership Interest in Pony Express
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express in exchange for cash consideration of $475 million and 6,518,000 TEP common units (valued at approximately $268.6 million based on the December 31, 2015 closing price of TEP's common units) issued to TD for total consideration of approximately $743.6 million. The transaction increased TEP's aggregate membership interest in Pony Express to 98.0%. As part of the transaction, TD granted TEP an 18 month call option to repurchase the newly issued 6,518,000 common units at a price of $42.50. On the effective date of the acquisition, the call option was valued at $46.0 million. As discussed in Note 8 – Risk Management, on July 21, 2016, we partially exercised the option and repurchased 3,563,146 of the common units, leaving 2,954,854 remaining common units available for repurchase under the call option.

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
Cash outflows to acquire an additional noncontrolling interest in Pony Express are classified as an investing activity in the accompanying condensed consolidated statements of cash flows to the extent the consideration paid was used to directly fund the construction of the underlying assets by the noncontrolling member. Cash outflows to acquire an additional noncontrolling interest in excess of the cost to construct the underlying assets are classified as financing activities. For the six months ended June 30, 2016, $49.1 million of the $475 million paid to acquire the additional 31.3% membership interest in Pony Express was classified as an investing activity and $425.9 million was classified as a financing activity.
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
TEGP's unaudited pro forma revenue and net income attributable to partners for the three and six months ended June 30, 2015 is presented below as if the acquisition of Western had been completed on January 1, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Revenue	$133,447	$248,594
Net income attributable to TEGP	$4,751	$9,890
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

Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $500,000 for the second quarter of 2016. This amount will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEGP.
There was no interest income from TD recognized for the three and six months ended June 30, 2016. During the six months ended June 30, 2015 we recognized interest income from TD of $0.4 million on the receivable balance under the Pony Express cash management agreement in effect through December 31, 2015.
Totals of transactions with affiliated companies are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of transportation services	$7,295	$6,233	$14,551	$10,591
Charges to TEGP: (1)
Property, plant and equipment, net	$622	$1,594	$1,521	$2,901
Operation and maintenance	$6,323	$5,825	$12,461	$11,248
General and administrative	$10,452	$9,565	$19,643	$18,821

(1)	Charges to TEGP, inclusive of Tallgrass Equity, TEP, and Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$—	$15
Total receivable from related parties	$—	$15
Accounts payable to related parties:
Tallgrass Operations, LLC	$7,028	$7,731
Rockies Express Pipeline LLC	58	7
Deeprock Development, LLC	—	17
Total accounts payable to related parties	$7,086	$7,755
Balances of gas imbalances with affiliated shippers are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Affiliate gas balance receivables	$23	$92
Affiliate gas balance payables	$167	$227
6. Inventory
The components of inventory at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Crude oil	$5,752	$2,661
Materials and supplies	6,429	8,581
Natural gas liquids	351	395
Gas in underground storage	2,222	2,156
Total inventory	$14,754	$13,793

7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Crude oil pipelines	$1,180,989	$1,172,684
Natural gas pipelines	552,107	550,710
Processing and treating assets	255,767	254,073
Water business assets	80,736	81,098
General and other	81,876	69,181
Construction work in progress	27,182	30,699
Accumulated depreciation and amortization	(171,590)	(133,427)
Total property, plant and equipment, net	$2,007,067	$2,025,018
8. Risk Management
We occasionally enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities. Our normal business activities directly and indirectly expose us to risks associated with changes in the market price of crude oil and natural gas, among other commodities. For example, the risks associated with changes in the market price of crude oil and natural gas include, among others (i) pre-existing or anticipated physical crude oil and natural gas sales, (ii) natural gas purchases and (iii) natural gas system use and storage. We have elected not to apply hedge accounting and changes in the fair value of all derivative contracts are recorded in earnings in the period in which the change occurs.
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(in thousands)
Crude oil derivative contract (1)	Current assets	$148	$—
Call option derivative (2)	Noncurrent assets	$55,967	$—
Natural gas derivative contracts (3)	Current liabilities	$351	$—

(1)
As of June 30, 2016, the fair value of crude oil derivative contracts represents the sale of 85,000 barrels in July 2016. As of December 31, 2015 there were no crude oil derivative contracts outstanding.

(2)
As discussed in Note 4 – Acquisitions, in conjunction with our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted us an 18 month call option to repurchase the newly issued 6,518,000 common units at a price of $42.50.

(3)
As of June 30, 2016, the fair value shown for commodity contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.8 Bcf. As of December 31, 2015 there were no natural gas derivative contracts outstanding.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three and six months ended June 30, 2016 and 2015:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Derivatives not designated as hedging contracts:
Call option derivative	Unrealized gain on derivative instrument	$18,953	$—	$10,007	$—
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$(307)	$(131)	$(351)	$(41)
Crude oil derivative contract	Sales of natural gas, NGLs, and crude oil	$148	$—	$148	$—
Exercise of Call Option
On July 21, 2016, TEP partially exercised the call option granted by TD in January 2016, as discussed in Note 4 – Acquisitions and repurchased 3,563,146 common units for a cash payment of $151.4 million. These TEP common units were deemed canceled upon repurchase by TEP and as of July 21, 2016 are no longer issued and outstanding. As of July 29, 2016, 2,954,854 common units remained available for repurchase under the call option.
Credit Risk
We have counterparty credit risk as a result of our use of derivative contracts. Counterparties to our crude oil and natural gas derivatives consist of major financial institutions. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. The counterparty to our call option derivative is TD. Settlement of the call option derivative, when exercised, requires TEP to make a cash payment to TD in exchange for return of the common units.
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of June 30, 2016, the fair value of our natural gas commodity derivative contracts was a liability, resulting in no credit exposure from TEP's counterparties as of that date. The maximum potential exposure to credit losses on our crude oil derivative contract at June 30, 2016 was:

Asset Position
(in thousands)
Gross	$148
Netting agreement impact	—
Cash collateral held	—
Net Exposure	$148
As of June 30, 2016 and December 31, 2015, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with the sale of natural gas nor did we have any margin deposits with counterparties associated with natural gas contract positions.
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
The following table summarizes the fair value measurements of our derivative contracts as of June 30, 2016 based on the fair value hierarchy established by the Codification:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2016
Call option derivative	$55,967	$—	$55,967	$—
Crude oil derivative contract	$148	$—	$148	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2016
Natural gas derivative contracts	$351	$—	$351	$—
9. Long-term Debt
Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$2,000

In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2016, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 2.95%. During the six months ended June 30, 2016, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.23%.
TEP Revolving Credit Facility
Effective January 4, 2016, in connection with the acquisition of an additional 31.3% membership interest in Pony Express, TEP exercised the committed accordion feature to increase the total capacity of its revolving credit facility from $1.1 billion to $1.5 billion. In connection with the acquisition of a 25% membership interest in Rockies Express, TEP amended its revolving credit facility to increase the total capacity to $1.75 billion, which increase became effective May 6, 2016.
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,750,000	$1,100,000
Less: Outstanding borrowings under the TEP revolving credit facility (1)	(1,278,000)	(753,000)
Available capacity under the TEP revolving credit facility	$472,000	$347,000

(1)	As of July 29, 2016, TEP's outstanding borrowings under its revolving credit facility were approximately $1.423 billion.
TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2016, TEP is in compliance with the covenants required under its revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP's total leverage ratio. As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 2.72%. During the six months ended June 30, 2016, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 2.66%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
June 30, 2016	$—	$1,426,000	$—	$1,426,000	$1,426,000
December 31, 2015	$—	$901,000	$—	$901,000	$901,000

The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of June 30, 2016 and December 31, 2015, the fair value approximates the carrying amount for the borrowings under the revolving credit facilities using a discounted cash flow analysis. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2016.
10. Partnership Equity and Distributions
Tallgrass Development Purchase Program
On February 17, 2016, we announced that the Board of Directors of Tallgrass Energy Holdings, LLC, the sole member of TEGP's general partner and the general partner of TD, has authorized an equity purchase program under which TD may initially purchase up to an aggregate of $100 million of the outstanding Class A shares of TEGP or the outstanding common units of TEP. TD may purchase Class A shares or Common Units from time to time on the open market or in negotiated purchases. The timing and amounts of any such purchases will be subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements. The purchase plan does not obligate TD to acquire any specific number of Class A shares or Common Units and may be discontinued at any time. No purchases were made under this program during the six months ended June 30, 2016.
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

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
June 30, 2016	August 12, 2016(1)	$11,693	$0.245
March 31, 2016	May 13, 2016	10,022	0.210
December 31, 2015	February 12, 2016	8,256	0.173
September 30, 2015	November 13, 2015	6,872	0.144
June 30, 2015	August 17, 2015	3,484	0.073	(2)

(1)	The distribution announced on July 6, 2016 for the second quarter of 2016 will be paid on August 12, 2016 to Class A shareholders of record at the close of business on July 29, 2016.

(2)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP's initial public offering on May 12, 2015 and the end of the second quarter.
Subsidiary Distributions
TEP Distributions. The following table shows the TEP distributions for the periods indicated:

		Distributions
		Limited Partner Common Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
June 30, 2016	August 12, 2016(1)	$54,442	$24,262	$911	$79,615	$0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050
December 31, 2015	February 12, 2016	42,984	15,332	724	59,040	0.6400
September 30, 2015	November 13, 2015	36,347	11,567	660	48,574	0.6000
June 30, 2015	August 14, 2015	35,135	10,418	627	46,180	0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200

(1)	The distribution announced on July 6, 2016 for the second quarter of 2016 will be paid on August 12, 2016 to unitholders of record at the close of business on July 29, 2016.

TEP Equity Distribution Agreements
On October 31, 2014, TEP entered into an equity distribution agreement pursuant to which it may sell from time to time through a group of managers, as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million. On May 13, 2015 the amount was subsequently amended to $100.2 million in order to account for follow-on equity offerings under TEP's S-3 shelf registration statement. On May 17, 2016, TEP entered into a new equity distribution agreement allowing for the sale of common units with an aggregate offering price of up to $657.5 million. Sales of common units, if any, will be made by means of ordinary brokers' transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by TEP and one or more of the managers. TEP intends to use the net cash proceeds from any sale of the units for general partnership purposes, which may include, among other things, the exercise of TEP's right to repurchase all or a portion of the 6,518,000 common units issued by TEP to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the six months ended June 30, 2016, TEP issued and sold 6,081,138 common units with a weighted average sales price of $43.63 per unit under its equity distribution agreements for net cash proceeds of approximately $261.8 million (net of approximately $3.6 million in commissions and professional service expenses).
Private Placement
On April 28, 2016, TEP issued an aggregate of 2,416,987 common units for net cash proceeds of $90.0 million in a private placement transaction to certain funds managed by Tortoise Capital Advisors, L.L.C. The units were subsequently registered pursuant to TEP's Form S-3/A (File No. 333-210976) filed with the SEC on May 6, 2016, which became effective May 17, 2016.
Noncontrolling Interests
As of June 30, 2016, noncontrolling interests in our subsidiaries consisted of a 69.65% interest in Tallgrass Equity held by the Exchange Right Holders, as defined in Note 11 – Net Income per Class A Share, the 73.57% limited partner interest in TEP held by TD and the public TEP unitholders, the 2.0% membership interest in Pony Express held by TD, and an 8% membership interest in Water Solutions. During the six months ended June 30, 2016, we recognized contributions from and distributions to noncontrolling interests of $7.3 million and $109.6 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $64.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $41.9 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $3.3 million.
During the six months ended June 30, 2015, we received contributions from and made distributions to noncontrolling interests of $68.7 million and $22.6 million, respectively. Contributions from noncontrolling interest primarily consisted of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $13.5 million and distributions from Pony Express to TD.
Other Contributions and Distributions
During the six months ended June 30, 2015, we distributed $334.1 million of proceeds from the Offering to the Exchange Right Holders as part of the reorganization of entities effective concurrent with the Offering. In addition, we received $7.5 million of TEP general partner and IDR distributions received related to periods prior to the Offering which were distributed to the previous owners of the sole member of TEP GP.
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
Pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the potential exchange of any Class B shares does not have a dilutive effect on basic net income per Class A share. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015. For the six months ended June 30, 2016 the potential issuance of any TEGP Equity Participation Shares did not have a dilutive effect on basic net income per Class A share.
The following table illustrates the calculation of basic and diluted net income per Class A share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Basic Net Income per Class A Share:
Net income attributable to TEGP	$3,448	$4,734	$11,037	$9,856
Net income attributable to TEGP from the beginning of the period to May 11, 2015	—	2,271	—	7,393
Net income attributable to TEGP subsequent to May 12, 2015	$3,448	$2,463	$11,037	$2,463
Basic weighted average Class A Shares outstanding	47,725	47,725	47,725	47,725
Basic net income per Class A share	$0.07	$0.05	$0.23	$0.05

Diluted Net Income per Class A Share:
Net income attributable to TEGP subsequent to May 12, 2015	$3,448	$2,463	$11,037	$2,463
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares	1	—	—	—
Net income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares	$3,449	$2,463	$11,037	$2,463
Basic weighted average Class A Shares outstanding	47,725	47,725	47,725	47,725
Equity Participation Shares equivalent shares	9	—	—	—
Diluted weighted average Class A Shares outstanding	47,734	47,725	47,725	47,725
Diluted net income per Class A Share	$0.07	$0.05	$0.23	$0.05
12. Regulatory Matters
There are currently no proceedings challenging the currently effective rates of Pony Express, Rockies Express or Trailblazer Pipeline Company LLC ("Trailblazer"). On October 30, 2015, Tallgrass Interstate Gas Transmission, LLC ("TIGT") filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"), discussed in more detail below. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable law, to challenge the rates that we charge at our regulated entities. Further, applicable law governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline like the Pony Express System to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.

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
On November 30, 2015, the FERC issued an order accepting and suspending the proposed rates and certain proposed tariff records to be effective upon motion May 1, 2016, subject to refund, certain modifications to TIGT's proposed CRM charge, and the outcome of an evidentiary hearing before a FERC Administrative Law Judge (the "Suspension Order"). In the Suspension Order, the FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. On December 21, 2015, TIGT made a compliance filing with the FERC to modify TIGT's proposed CRM charge and update the tariff records related to force majeure events and reservation charge crediting as directed by the FERC in the Suspension Order. No comments or protests were filed in response to the compliance filing and FERC accepted the compliance filing on February 1, 2016. On March 22, 2016, a Settlement Judge was appointed in the case to assist the participants in exploring the possibility of settlement. On March 31, 2016, the FERC issued an order denying certain rehearing requests concerning the CRM, granting in part a motion to remove certain pro forma tariff records from the hearing, and also requested comments in order to assess the need for a technical conference. The FERC also retained for resolution through hearing the pro forma tariff records related to TIGT's proposed charge at delivery points lacking electronic flow measurement and removed from hearing the other issues related to the pro forma tariff records. Whether any issues will be resolved through technical conference is pending. The FERC also directed TIGT to provide additional information related to certain pro forma tariff records, which TIGT filed on April 14, 2016. On June 23, 2016, the Commission approved the implementation of TIGT’s filed postage stamp rates, subject to refund, effective on May 1, 2016.
TIGT has reached an agreement in principle with customers representing a majority of firm fee revenue on the TIGT System for the year ended December 31, 2015 to settle all rate related issues set for hearing in its existing FERC rate case, including the issues of a cost recovery mechanism and a non-Electronic Flow Measurement charge. On May 5, 2016, the Acting Chief Administrative Law Judge issued an Order suspending the procedural schedule in the case as a result of the agreement in principle. On June 8, 2016, TIGT filed with the Commission its offer of settlement which resolves all issues in the case, with the exception of certain non-rate related tariff issues which remain subject to the Commission’s review and approval. On June 9, 2016, the Presiding Administrative Law Judge issued an Order shortening the period for any comments on the settlement, such that comments were due by June 13, 2016. No adverse comments were filed. The offer of settlement was certified to the Commission by the Administrative Law Judge on July 14, 2016. The Judge found that the settlement is uncontested, presents no issues of first impression, has no Commission policy implications, and appears to be just, reasonable, and in the public interest. The settlement is now subject to the final approval of the FERC.
Trailblazer
2016 Annual Fuel Tracker Filing – FERC Docket RP16-814-000
On April 1, 2016, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2016 in Docket No. RP16-814-000. The FERC accepted this filing on April 18, 2016.
Rockies Express
Annual FERC Fuel Tracking Filings – Docket No. RP16-702
On March 1, 2016, Rockies Express made its annual fuel tracker filing with a proposed effective date of April 1, 2016 in Docket No. RP16-702. The FERC issued an order accepting the filing on March 25, 2016.

Seneca Lateral Facilities Conversion
On March 2, 2015 in Docket No. CP15-102-000, Rockies Express filed with FERC an application for (1) authorization to convert certain existing and operating pipeline and compression facilities located in Noble and Monroe Counties, Ohio (Seneca Lateral Facilities described in Docket Nos. CP13-539-000 and CP14-194-000) from Natural Gas Policy Act of 1978 Section 311 authority to Natural Gas Act Section 7 jurisdiction, and (2) issuance of a certificate of public convenience and necessity authorizing Rockies Express to operate and maintain the Seneca Lateral Facilities. On April 7, 2016, the FERC issued a Certificate to Rockies Express granting its requested authorizations. As directed by the FERC, Rockies Express filed revised rates for Natural Gas Act service on the Seneca Lateral and the pipeline announced that Natural Gas Act service would commence on June 1, 2016.
Rockies Express Zone 3 Capacity Enhancement Project
On March 31, 2015 in Docket No. CP15-137-000, Rockies Express filed with FERC an application for authorization to construct and operate (1) three new mainline compressor stations located in Pickaway and Fayette Counties, Ohio and Decatur County, Indiana; (2) additional compressors at an existing compressor station in Muskingum County, Ohio; and (3) certain ancillary facilities. The proposed facilities will increase the Rockies Express Zone 3 east-to-west mainline capacity by 800,000 Dth/d from receipts at Clarington, Ohio to corresponding deliveries of 520,000 Dth/d and 280,000 Dth/d to Lebanon, Ohio and Moultrie County, Illinois, respectively. Pursuant to the FERC's obligations under the National Environmental Policy Act, FERC staff issued an Environmental Assessment for the project on August 31, 2015. On February 25, 2016, the FERC issued a Certificate of Public Convenience and Necessity authorizing Rockies Express to proceed with the project. On March 14, 2016, Rockies Express commenced construction of the project facilities, which are expected to be placed into service in the fourth quarter of 2016.
13. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, had no reserve for legal claims as of June 30, 2016 or December 31, 2015.
Rockies Express
Mineral Management Service Lawsuit
On June 30, 2009, Rockies Express filed claims against Mineral Management Service, a former unit of the U.S. Department of Interior (collectively "Interior") for breach of its contractual obligation to sign transportation service agreements and to pay approximately $192 million for pipeline capacity that it had agreed to take on Rockies Express. The Civilian Board of Contract Appeals ("CBCA") conducted a trial and ruled that Interior was liable for breach of contract, but limited the damages Interior was required to pay. On September 13, 2013, the United States Court of Appeals for the Federal Circuit issued a decision affirming that Interior was liable for its breach of contract, but reversing the CBCA's decision to limit damages. The case was remanded to the CBCA for the purpose of calculating damages at a hearing. On May 20, 2016, Rockies Express and Interior agreed to resolve the claims in this matter in exchange for a $65 million cash payment to Rockies Express. Interior paid the amount due Rockies Express on June 23, 2016.
Ultra Resources
In early 2016, Ultra Resources, Inc. ("Ultra"), defaulted on its firm transportation service agreement for approximately 0.2 Bcf/d through November 11, 2019. In late March 2016, Rockies Express terminated Ultra's service agreement. On April 14, 2016, Rockies Express filed a lawsuit against Ultra for breach of contract and damages in Harris County, Texas, in which Rockies Express seeks approximately $303 million in damages and other relief. Specifically, Rockies Express has asserted that Ultra owes approximately $303 million for past transportation service charges and for reservation charge fees that Rockies Express would have received over the term of the service agreement had Ultra not defaulted, in addition to other amounts owed under law or equity.
On April 29, 2016, Ultra and certain of its debtor affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Southern District of Texas. On May 10, 2016, Ultra filed a notice of bankruptcy in the Harris County state court proceeding, which asserted that pursuant to section 362(a) of the Bankruptcy Code, the filing of Ultra’s Chapter 11 petition operated as a stay of the Harris County state court proceeding. Accordingly, Rockies Express intends to pursue its approximately $303 million claim in Ultra’s Chapter 11 proceeding.

Michels Corporation
On June 17, 2014, Michels Corporation ("Michels") filed a complaint and request for relief against Rockies Express as a result of work performed by Michels to construct the Seneca Lateral Pipeline in Ohio. Michels seeks unspecified damages from Rockies Express and asserts claims of breach of contract, negligent misrepresentation, unjust enrichment and quantum meruit. Michels has also filed notices of Mechanic's Liens in Monroe and Noble Counties, asserting $24.2 million as the amount due. The case is currently scheduled to go to trial in April 2017. Rockies Express also previously filed Petition for Declaratory Judgment, Injunctive Relief and Damages against Michels in Johnson County, Kansas. That claim was dismissed without prejudice in September 2015. Rockies Express believes Michels' claims are without merit and plans to continue to vigorously contest all of the claims in this matter.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $4.4 million and $4.8 million at June 30, 2016 and December 31, 2015, respectively.
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
During 2015, Trailblazer completed 32 excavation digs at an aggregate cost of approximately $1.3 million based on preliminary analysis of the smart tool surveys performed in 2014. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is continuing to develop a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. In 2016, Trailblazer intends to replace approximately 8 miles of pipe, install additional ground beds, and continue remediating areas with external control anomalies at an estimated cost of $21.5 million. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
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
Natural Gas Transportation & Logistics
The Natural Gas Transportation & Logistics segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation & Logistics segment includes our 25% membership interest in Rockies Express effective May 6, 2016, as discussed in Note 3 – Acquisitions.
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$93,470	$—	$93,470	$75,219	$—	$75,219
Natural Gas Transportation & Logistics	30,150	(1,410)	28,740	30,969	(1,344)	29,625
Processing & Logistics	24,721	—	24,721	28,126	—	28,126
Corporate and Other	—	—	—	—	—	—
Total Revenue	$148,341	$(1,410)	$146,931	$134,314	$(1,344)	$132,970

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$188,042	$—	$188,042	$125,600	$—	$125,600
Natural Gas Transportation & Logistics	61,137	(2,765)	58,372	64,579	(2,690)	61,889
Processing & Logistics	45,922	—	45,922	60,156	—	60,156
Corporate and Other	—	—	—	—	—	—
Total Revenue	$295,101	$(2,765)	$292,336	$250,335	$(2,690)	$247,645

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$53,726	$1,346	$55,072	$45,515	$1,344	$46,859
Natural Gas Transportation & Logistics	10,100	(1,410)	8,690	9,937	(1,344)	8,593
Processing & Logistics	(1,372)	64	(1,308)	3,666	—	3,666
Corporate and Other	(3,107)	—	(3,107)	(3,013)	—	(3,013)
Total Operating Income	$59,347	$—	$59,347	$56,105	$—	$56,105
Reconciliation to Net Income:
Interest expense, net			(10,441)			(4,479)
Unrealized gain on derivative instrument			18,953			—
Equity in earnings of unconsolidated investment			23,321			—
Other income, net			221			769
Net income before income tax			$91,401			$52,395

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$106,392	$2,691	$109,083	$59,788	$2,690	$62,478
Natural Gas Transportation & Logistics	20,764	(2,765)	17,999	22,490	(2,690)	19,800
Processing & Logistics	(1,194)	74	(1,120)	4,720	—	4,720
Corporate and Other	(6,146)	—	(6,146)	(5,175)	—	(5,175)
Total Operating Income	$119,816	$—	$119,816	$81,823	$—	$81,823
Reconciliation to Net Income:
Interest expense, net			(19,118)			(7,919)
Unrealized gain on derivative instrument			10,007			—
Equity in earnings of unconsolidated investment			23,321			—
Other income, net			787			1,481
Net income before income tax			$134,813			$75,385

	Six Months Ended June 30,
Capital Expenditures:	2016	2015
	(in thousands)
Crude Oil Transportation & Logistics	$19,160	$32,501
Natural Gas Transportation & Logistics	4,115	7,061
Processing & Logistics	5,216	9,982
Corporate and Other	—	—
Total capital expenditures	$28,491	$49,544

Assets:	June 30, 2016	December 31, 2015
	(in thousands)
Crude Oil Transportation & Logistics	$1,425,917	$1,439,418
Natural Gas Transportation & Logistics	1,142,222	706,576
Processing & Logistics	408,055	409,795
Corporate and Other	508,713	460,871
Total assets	$3,484,907	$3,016,660
15. Subsequent Events
On July 1, 2016, we acquired the remaining 8% noncontrolling equity interest in Water Solutions and additional interests in certain of Water Solutions' subsidiaries from Regency Investments I, LLC and BSEG Water Group LLC for total cash consideration of $6.0 million, which will be accounted for as an acquisition of noncontrolling interest. Subsequent to the closing of the transaction, our aggregate membership interest in Water Solutions is 100%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The historical financial statements included in this Quarterly Report reflect the consolidated results of operations of Tallgrass Energy GP, LP's ("TEGP") 30.35% interest in Tallgrass Equity, LLC ("Tallgrass Equity"), Tallgrass Equity's 100% membership interest in Tallgrass MLP GP, LLC ("TEP GP"), which owns all of the Incentive Distribution Rights ("IDRs"), and all of the outstanding general partner units in Tallgrass Energy Partners, LP ("TEP"), and Tallgrass Equity's 20 million TEP common units it acquired at the closing of the initial public offering of Class A shares of TEGP (the "Offering"). The following discussion analyzes the financial condition and results of operations of TEGP, which for periods prior to the completion of the Offering on May 12, 2015 includes the financial condition and results of operations of TEGP Predecessor, which refers to TEGP as recast to show the effects of the reorganization transactions in connection with the Offering. In certain circumstances and for ease of reading we discuss the financial results of these entities prior to their respective acquisitions as being "our" financial results during historic periods. As used in Item 2 of this Quarterly Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEGP" and similar terms refer to Tallgrass Energy GP, LP, together with its consolidated subsidiaries (including Tallgrass Equity, TEP and their respective subsidiaries). The term our "general partner" refers to TEGP Management, LLC. References to "TD" refer to Tallgrass Development, LP.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
TEP's ability to complete and integrate acquisitions from TD or from third parties, including its acquisition of a 25% membership interest in Rockies Express that was completed in May 2016, its purchase of an additional 31.3% membership interest in Pony Express that was completed in January 2016, and its acquisition of water business assets in Weld County, Colorado that was completed in December 2015;

•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for TEP's services, including crude oil transportation services, natural gas transportation, storage and processing services and water business services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the level of production of crude oil, natural gas and other hydrocarbons and the resultant market prices of crude oil, natural gas, NGLs, and other hydrocarbons;

•	the availability and price of natural gas and crude oil, and fuels derived from both, to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

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
Our sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in TEP, described below:

•
100% of the outstanding membership interests in TEP GP, which owns all of the general partner interest in TEP and all of TEP's IDRs. The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.14% general partner interest in TEP at August 3, 2016.

•	20,000,000 TEP common units, representing an approximately 27.42% limited partner interest in TEP at August 3, 2016.
TEP is a publicly traded, growth-oriented limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. TEP currently provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma that includes a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System"). TEP provides natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) TEP's 25% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), a Delaware limited liability company which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline"). TEP also provides services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility (collectively, the "Midstream Facilities"), and NGL transportation services in Northeast Colorado. TEP performs water business services in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). TEP's operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus and Utica shale formations.
TEP intends to continue to leverage its relationship with TD and utilize the significant experience of its management team to execute its growth strategy of acquiring midstream assets from TD and third parties, increasing utilization of its existing assets and expanding its systems through construction of additional assets. TEP's reportable business segments are:

•	Crude Oil Transportation & Logistics—the ownership and operation of a FERC-regulated crude oil pipeline system;

•	Natural Gas Transportation & Logistics—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities; and

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
Recent Developments
TEGP Distribution Announced
On July 6, 2016, we announced a cash distribution for the quarter ended June 30, 2016 of $0.245 per Class A share. The distribution will be paid on August 12, 2016, to Class A shareholders of record on July 29, 2016.
TEP Distribution Announced
On July 6, 2016, TEP announced a cash distribution for the quarter ended June 30, 2016 of $0.755 per common unit. The distribution will be paid on August 12, 2016, to unitholders of record on July 29, 2016.
Exercise of Call Option
On July 21, 2016, TEP partially exercised the call option granted by TD in January 2016 and repurchased 3,563,146 common units for a cash payment of $151.4 million. These TEP common units were deemed canceled upon repurchase by TEP and as of July 21, 2016 are no longer issued and outstanding. As of July 29, 2016, 2,954,854 common units remained available for repurchase under the call option.
Acquisition of Additional Interest in Water Solutions
On July 1, 2016, we acquired the remaining 8% noncontrolling equity interest in Water Solutions and additional interests in certain of Water Solutions' subsidiaries from Regency Investments I, LLC and BSEG Water Group LLC for total cash consideration of $6.0 million, which will be accounted for as an acquisition of noncontrolling interest. Subsequent to the closing of the transaction, our aggregate membership interest in Water Solutions is 100%.

How We Evaluate Our Operations
We evaluate our results using, among other measures, cash distributions received from Tallgrass Equity, TEP's contract profile and volumes, and operating costs and expenses of TEGP and its consolidated subsidiaries.
Cash Distributions Received from Tallgrass Equity
Our cash flow is currently generated solely by distributions received from Tallgrass Equity. Tallgrass Equity currently receives all of its cash flows from distributions on its direct and indirect partnership interests in TEP. Tallgrass Equity is therefore entirely dependent upon the ability of TEP to make cash distributions to its partners.
TEP's Contract Profile and Volumes
TEP's results are driven primarily by the volume of crude oil transportation capacity, natural gas transportation and storage capacity, NGL transportation capacity, and water transportation, gathering and disposal capacity under firm fee contracts, as well as the volume of natural gas that it processes and the fees assessed for such services.
Operating Costs and Expenses
The primary components of TEP's operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. TEP's operating expenses are driven primarily by expenses related to the operation, maintenance and growth of its asset base.

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except operating data)
Revenues:
Crude oil transportation services	$93,322	$74,022	$187,894	$124,403
Natural gas transportation services	28,682	29,041	57,962	61,189
Sales of natural gas, NGLs, and crude oil	16,830	20,011	30,756	41,880
Processing and other revenues	8,097	9,896	15,724	20,173
Total Revenues	146,931	132,970	292,336	247,645
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	15,958	17,180	29,526	36,773
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,240	13,492	30,396	24,207
Operations and maintenance	13,864	12,408	26,341	21,983
Depreciation and amortization	21,576	20,355	43,268	40,960
General and administrative	14,458	13,701	27,995	26,390
Taxes, other than income taxes	5,639	(271)	13,145	11,026
Loss on disposal of assets	1,849	—	1,849	4,483
Total Operating Costs and Expenses	87,584	76,865	172,520	165,822
Operating Income	59,347	56,105	119,816	81,823
Other Income (Expense):
Interest expense, net	(10,441)	(4,479)	(19,118)	(7,919)
Unrealized gain on derivative instrument	18,953	—	10,007	—
Equity in earnings of unconsolidated investment	23,321	—	23,321	—
Other income, net	221	769	787	1,481
Total Other Income (Expense)	32,054	(3,710)	14,997	(6,438)
Net income before tax	91,401	52,395	134,813	75,385
Deferred income tax expense	(6,792)	(1,772)	(9,583)	(1,772)
Net income	84,609	50,623	125,230	73,613
Net income attributable to noncontrolling interests	(81,161)	(45,889)	(114,193)	(63,757)
Net income attributable to TEGP	$3,448	$4,734	$11,037	$9,856
Operating Data:
Crude oil transportation average throughput (Bbls/d) (1)	286,217	237,184	288,746	201,495
Gas transportation average firm contracted volumes (MMcf/d) (2)	1,478	1,520	1,476	1,564
Natural gas processing inlet volumes (MMcf/d)	106	130	102	138

(1)
Approximate average daily throughput for the three and six months ended June 30, 2015 is reflective of the volumetric ramp up due to commercial in-service of the Pony Express System beginning in October 2014 and delays in the construction and expansion efforts of third-party pipelines with which Pony Express shares joint tariffs.

(2)	Excludes firm contracted volumes of Rockies Express.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues. Total revenues were $146.9 million for the three months ended June 30, 2016, compared to $133.0 million for the three months ended June 30, 2015, which represents an increase of $14.0 million, or 10%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $18.3 million in the Crude Oil Transportation & Logistics segment, partially offset by decreased revenues of $3.4 million and $0.8 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $87.6 million for the three months ended June 30, 2016 compared to $76.9 million for the three months ended June 30, 2015, which represents an increase of $10.7 million, or 14%. The overall increase in operating costs and expenses was primarily driven by increased operating costs and expenses of $10.0 million and $1.6 million in the Crude Oil Transportation & Logistics and Processing & Logistics segments, respectively, partially offset by decreased operating costs and expenses of $1.0 million in the Natural Gas Transportation & Logistics segment, as discussed further below.
Interest expense, net. Interest expense of $10.4 million for the three months ended June 30, 2016 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities. Interest expense of $4.5 million for the three months ended June 30, 2015 was primarily composed of interest and fees associated with TEP's revolving credit facility and interest and fees associated with Tallgrass Equity's revolving credit facility for periods subsequent to the closing of the Offering on May 12, 2015. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings to fund a portion of TEP's December 2015 acquisition of BNN Western, LLC ("Western") and TEP's recent acquisitions of an additional 31.3% membership interest in Pony Express effective January 1, 2016 and a 25% membership interest in Rockies Express effective May 6, 2016, as well as a full period of interest and fees associated with outstanding borrowings under the Tallgrass Equity revolving credit facility.
Unrealized gain on derivative instrument. Unrealized gain on derivative instrument of $19.0 million represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. The call option grants TEP the right to repurchase at a price of $42.50 the 6,518,000 common units issued to TD as a portion of the consideration for the acquisition.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $23.3 million for the three months ended June 30, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $2.1 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016. The equity in earnings for the three months ended June 30, 2016 includes recognition of our portion of the $65 million settlement received by Rockies Express related to the lawsuit between Interior and Rockies Express as discussed in Note 13 – Legal and Environmental Matters.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended June 30, 2016 was $0.2 million compared to $0.8 million for the three months ended June 30, 2015.
Deferred income tax expense. Deferred income tax expense for the three months ended June 30, 2016 was $6.8 million, and represents tax expense related to our income for the three months ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues. Total revenues were $292.3 million for the six months ended June 30, 2016, compared to $247.6 million for the six months ended June 30, 2015, which represents an increase of $44.7 million or 18%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $62.4 million in the Crude Oil Transportation & Logistics segment, partially offset by decreased revenues of $14.2 million and $3.4 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $172.5 million for the six months ended June 30, 2016 compared to $165.8 million for the six months ended June 30, 2015, which represents an increase of $6.7 million or 4%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $15.8 million in the Crude Oil Transportation & Logistics segment, partially offset by decreased operating costs and expenses of $8.3 million and $1.7 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.

Interest expense, net. Interest expense of $19.1 million for the six months ended June 30, 2016 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities. Interest expense of $7.9 million for the six months ended June 30, 2015 was primarily composed of interest and fees associated with TEP's revolving credit facility and interest and fees associated with Tallgrass Equity's revolving credit facility for periods subsequent to the closing of the Offering on May 12, 2015, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings to fund a portion of TEP's 2015 acquisitions and recent acquisitions of an additional 31.3% membership interest in Pony Express effective January 1, 2016 and a 25% membership interest in Rockies Express effective May 6, 2016, as well as a full period of interest and fees associated with outstanding borrowings under the Tallgrass Equity revolving credit facility.
Unrealized gain on derivative instrument. Unrealized gain on derivative instrument of $10.0 million represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016 as discussed above.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $23.3 million for the six months ended June 30, 2016 represents earnings associated with our acquisition of a 25% membership interest in Rockies Express as discussed above.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the six months ended June 30, 2016 was $0.8 million compared to $1.5 million for the six months ended June 30, 2015.
Deferred income tax expense. Deferred income tax expense for the six months ended June 30, 2016 was $9.6 million, and represents tax expense related to our income for the six months ended June 30, 2016.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Crude oil transportation services	$93,322	$74,022	$187,894	$124,403
Sales of natural gas, NGLs, and crude oil	148	1,197	148	1,197
Total revenues	93,470	75,219	188,042	125,600
Operating costs and expenses:
Cost of sales	—	986	—	986
Cost of transportation services	14,152	11,528	28,647	20,237
Operations and maintenance	3,210	2,015	7,041	3,430
Depreciation and amortization	12,973	11,301	25,612	22,534
General and administrative	5,336	5,155	10,370	10,310
Taxes, other than income taxes	4,073	(1,281)	9,980	8,315
Total operating costs and expenses	39,744	29,704	81,650	65,812
Operating income	$53,726	$45,515	$106,392	$59,788

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues. Crude Oil Transportation & Logistics segment revenues were $93.5 million for the three months ended June 30, 2016, compared to $75.2 million for the three months ended June 30, 2015, which represents an increase of $18.3 million, or 24%, in segment revenues primarily due to increased revenues of $13.4 million from a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015, and a $2.1 million increase in incremental barrels shipped during the three months ended June 30, 2016.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $39.7 million for the three months ended June 30, 2016 compared to $29.7 million for the three months ended June 30, 2015, which represents an increase of $10.0 million, or 34%. The overall increase in operating costs and expenses was due to a $5.4 million increase in taxes, other than income taxes, a $2.6 million increase in cost of transportation services, a $1.7 million increase in depreciation and amortization and a $1.2 million increase in operations and maintenance costs, all primarily driven by the costs associated with a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015. The increase in taxes, other than income taxes, as a result of the lateral in Northeast Colorado was partially offset by a reduction in property tax estimates during the three months ended June 30, 2016. For the three months ended June 30, 2015, Pony Express recognized a net credit in taxes, other than income taxes, of $1.3 million as a result of revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues. Crude Oil Transportation & Logistics segment revenues were $188.0 million for the six months ended June 30, 2016, compared to $125.6 million for the six months ended June 30, 2015, which represents an increase of $62.4 million, or 50%, in segment revenues primarily due to increased revenues of $41.1 million from a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015, approximately $9.9 million related to the activation of one of our joint tariffs in the second quarter of 2015, and a $9.4 million increase in incremental barrels shipped during the six months ended June 30, 2016.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $81.7 million for the six months ended June 30, 2016 compared to $65.8 million for the six months ended June 30, 2015, which represents an increase of $15.8 million, or 24%. The overall increase in operating costs and expenses was primarily driven by a $8.4 million increase in cost of transportation services, a $3.6 million increase in operations and maintenance costs, a $3.1 million increase in depreciation and amortization and a $1.7 million increase in taxes, other than income taxes all primarily driven by the costs associated with a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015.
The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Natural gas transportation services	$30,092	$30,385	$60,727	$63,879
Sales of natural gas, NGLs, and crude oil	48	574	396	679
Processing and other revenues	10	10	14	21
Total revenues	30,150	30,969	61,137	64,579
Operating costs and expenses:
Cost of sales	373	(203)	1,519	(129)
Cost of transportation services	842	2,794	3,297	6,110
Operations and maintenance	7,806	7,359	13,686	13,099
Depreciation and amortization	5,479	5,754	11,357	11,825
General and administrative	4,408	4,424	8,196	8,685
Taxes, other than income taxes	1,142	904	2,318	2,499
Total operating costs and expenses	20,050	21,032	40,373	42,089
Operating income	$10,100	$9,937	$20,764	$22,490

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues. Natural Gas Transportation & Logistics segment revenues were $30.2 million for the three months ended June 30, 2016, compared to $31.0 million for the three months ended June 30, 2015, which represents a decrease of $0.8 million, or 3%. The decrease in segment revenues was primarily due to a $0.5 million decrease in sales of natural gas, NGLs, and crude oil as a result of lower volumes sold and a 30% decrease in natural gas prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $20.1 million for the three months ended June 30, 2016 compared to $21.0 million for the three months ended June 30, 2015, which represents a decrease of $1.0 million, or 5%. The overall decrease in operating costs and expenses was primarily driven by a $2.0 million decrease in the cost of transportation services due to lower costs associated with fuel reimbursements as a result of decreased volumes and prices. The decrease was partially offset by a $0.6 million increase in cost of sales and a $0.4 million increase in operations and maintenance due to increased pipeline integrity work at Trailblazer during the three months ended June 30, 2016. Cost of sales during the three months ended June 30, 2015 was negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues. Natural Gas Transportation & Logistics segment revenues were $61.1 million for the six months ended June 30, 2016, compared to $64.6 million for the six months ended June 30, 2015, which represents a decrease of $3.4 million, or 5%, in segment revenues as a result of a $3.2 million decrease in natural gas transportation services primarily driven by decreased prices on fuel reimbursements and warmer weather conditions that created less demand for short-term transportation capacity during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by increased tariff rates recognized at TIGT subsequent to the rate case settlement effective May 1, 2016.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $40.4 million for the six months ended June 30, 2016, compared to $42.1 million for the six months ended June 30, 2015, which represents a decrease of $1.7 million, or 4%. The overall decrease in operating costs and expenses was primarily driven by a $2.8 million decrease in cost of transportation services due to lower costs associated with fuel reimbursements as a result of decreased prices, a $0.5 million decrease in general and administrative costs due to a reduction in allocated costs to the segment, and a $0.5 million decrease in depreciation and amortization due to lower depreciation rates as of May 1, 2016 as a result of the TIGT System rate case settlement. These decreases were partially offset by a $1.6 million increase in cost of sales due to increased volumes of natural gas sold, partially offset by a 13% decrease in natural gas prices, and a $0.6 million increase in operations and maintenance due to increased pipeline integrity work at Trailblazer during the six months ended June 30, 2016. Cost of sales during the six months ended June 30, 2015 were negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing.

The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$16,634	$18,240	$30,212	$40,004
Processing and other revenues	8,087	9,886	15,710	20,152
Total revenues	24,721	28,126	45,922	60,156
Operating costs and expenses:
Cost of sales	15,649	16,397	28,081	35,916
Cost of transportation services	592	514	1,143	550
Operations and maintenance	2,848	3,034	5,614	5,454
Depreciation and amortization	3,124	3,300	6,299	6,601
General and administrative	1,607	1,109	3,283	2,220
Taxes, other than income taxes	424	106	847	212
Loss on disposal of assets	1,849	—	1,849	4,483
Total operating costs and expenses	26,093	24,460	47,116	55,436
Operating (loss) income	$(1,372)	$3,666	$(1,194)	$4,720

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues. Processing & Logistics segment revenues were $24.7 million for the three months ended June 30, 2016, compared to $28.1 million for the three months ended June 30, 2015, which represents a $3.4 million, or 12%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $1.8 million decrease in processing and other revenues driven by lower processing fees at TMID due to decreased volumes processed, partially offset by increased revenue of $0.4 million primarily attributable to BNN Western, LLC ("Western"), which was acquired on December 16, 2015, and BNN West Texas, LLC ("West Texas"), which commenced operations in March 2016, and a $1.6 million decrease in the sales of natural gas, NGLs, and crude oil driven by lower NGL sales of $1.5 million due to a 20% decrease in NGL prices and lower volumes processed.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $26.1 million for the three months ended June 30, 2016 compared to $24.5 million for the three months ended June 30, 2015, which represents an increase of $1.6 million, or 7%. The increase in operating costs and expenses was driven by a $1.8 million loss on Western assets destroyed by fire as a result of a lightning strike during the three months ended June 30, 2016 and a $0.5 million increase in general and administrative costs due to increased costs allocated to Water Solutions as a result of increased operating income related to our acquisitions of Western and West Texas. These increases were partially offset by a $0.7 million decrease primarily in cost of sales due to decreased NGL prices and volumes processed as discussed above.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues. Processing & Logistics segment revenues were $45.9 million for the six months ended June 30, 2016, compared to $60.2 million for the six months ended June 30, 2015, which represents a $14.2 million, or 24%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $9.8 million decrease in the sales of natural gas, NGLs, and crude oil driven by lower NGL sales of $9.0 million due to a 10% decrease in NGL prices and lower volumes processed and a $4.4 million decrease in processing and other revenues driven by lower processing fees at TMID due to decreased volumes processed, partially offset by a $0.3 million increase in revenue primarily attributable to the recently acquired Western and West Texas assets.

Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $47.1 million for the six months ended June 30, 2016 compared to $55.4 million for the six months ended June 30, 2015, which represents a decrease of $8.3 million, or 15%. The decrease in operating costs and expenses was driven by a decrease of $7.8 million in cost of sales, primarily due to decreased NGL prices and volumes processed as discussed above, and a decrease of $2.6 million in loss on disposal of assets as a result of the $1.8 million loss at Western during the six months ended June 30, 2016 as discussed above, compared to a $4.5 million non-cash loss recognized on the sale of compressor assets at TMID in 2015. These decreases were partially offset by a $1.1 million increase in general and administrative costs due to increased costs allocated to Water Solutions as a result of increased operating income related to our acquisitions of Western and West Texas, a $0.6 million increase in taxes, other than income taxes, due to higher property tax estimates for 2016 as a result of the Western acquisition, and a $0.6 million increase in cost of transportation services due to costs associated with Western, which was acquired on December 16, 2015.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended June 30, 2016 were borrowings under our revolving credit facilities, cash generated from operations, and proceeds from the issuance of TEP common units. We expect our sources of liquidity in the future to include:

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
Our total liquidity as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Cash on hand	$2,623	$2,234

Total capacity under the TEP revolving credit facility	1,750,000	1,100,000
Less: Outstanding borrowings under the TEP revolving credit facility(1)	(1,278,000)	(753,000)
Available capacity under the TEP revolving credit facility	472,000	347,000
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$2,000
Total Liquidity	$476,623	$351,234

(1)	As of July 29, 2016, TEP's outstanding borrowings under the revolving credit facility were approximately $1.423 billion.
TEP Revolving Credit Facility
Effective January 4, 2016, in connection with the acquisition of an additional 31.3% membership interest in Pony Express, TEP exercised the committed accordion feature to increase the total capacity of the revolving credit facility from $1.1 billion to $1.5 billion. In connection with the acquisition of a 25% membership interest in Rockies Express, TEP amended the revolving credit facility to increase the total capacity to $1.75 billion, which increase became effective May 6, 2016.
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2016, TEP was in compliance with the covenants required under the TEP revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP's total leverage ratio. As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 2.72%. During the six months ended June 30, 2016, our weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 2.66%.
Tallgrass Equity Revolving Credit Facility
In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2016, Tallgrass Equity was in compliance with the covenants required under its revolving credit facility.
The unused portion of the Tallgrass Equity revolving credit facility is subject to a commitment fee of 0.50%. As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 2.95%. During the six months ended June 30, 2016, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.23%.
TEP Equity Distribution Agreements
On October 31, 2014, TEP entered into an equity distribution agreement pursuant to which it may sell from time to time through a group of managers, as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million. On May 13, 2015 the amount was subsequently amended to $100.2 million in order to account for follow-on equity offerings under TEP's S-3 shelf registration statement. On May 17, 2016, TEP entered into a new equity distribution agreement allowing for the sale of common units with an aggregate offering price of up to $657.5 million. Sales of common units, if any, will be made by means of ordinary brokers' transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by TEP and one or more of the managers. TEP intends to use the net cash proceeds from any sale of the units for general partnership purposes, which may include, among other things, the exercise of TEP's right to repurchase all or a portion of the 6,518,000 common units issued by TEP to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the six months ended June 30, 2016, TEP issued and sold 6,081,138 common units with a weighted average sales price of $43.63 per unit under its equity distribution agreements for net cash proceeds of approximately $261.8 million (net of approximately $3.6 million in commissions and professional service expenses). As of June 30, 2016, approximately $488.1 million in aggregate offering price remained available to be issued and sold under the equity distribution agreements.
Private Placement
On April 28, 2016, TEP issued an aggregate of 2,416,987 common units for net cash proceeds of $90.0 million in a private placement transaction to certain funds managed by Tortoise Capital Advisors, L.L.C. The units were subsequently registered pursuant to TEP's Form S-3/A (File No. 333-210976) filed with the SEC on May 6, 2016, which became effective May 17, 2016.
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

As of June 30, 2016, we had a working capital deficit of $24.2 million compared to a working capital deficit of $11.2 million at December 31, 2015, which represents a decrease in working capital of $13.0 million. The overall decrease in working capital was primarily attributable to the following:

•	an increase in deferred revenue of $16.4 million primarily from deficiency payments collected by Pony Express; and

•	a decrease of $4.7 million in accounts receivable primarily due to a decrease in incremental barrels shipped at Pony Express in June 2016 compared to December 2015.
These working capital decreases were partially offset by a decrease of $4.8 million in accounts payable, primarily driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$193,570	$111,623
Investing activities	$(521,272)	$(754,192)
Financing activities	$328,091	$643,980
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Operating Activities. Cash flows provided by operating activities were $193.6 million and $111.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash flows provided by operating activities of $81.9 million was primarily driven by the increase in operating results as discussed above, distributions received from Rockies Express, and a net increase in cash inflows from changes in working capital, primarily driven by a $16.8 million increase in net cash inflows from accounts receivable due to collection of receivables during the six months ended June 30, 2016 associated primarily with incremental barrels shipped at Pony Express in December 2015, and a $12.0 million increase in deferred revenue associated primarily with deficiency payments received by Pony Express.
Investing Activities. Cash flows used in investing activities were $521.3 million and $754.2 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, net cash used in investing activities were driven by cash outflows of $436.0 million for the acquisition of a 25% membership interest in Rockies Express on May 6, 2016, $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express on January 1, 2016, the remainder of which is classified as a financing activity as discussed below, and capital expenditures of $28.5 million, primarily due to post in-service spending on Pony Express System projects. During the six months ended June 30, 2015, net cash used in investing activities were driven by the $700.0 million cash outflow for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express, and capital expenditures of $49.5 million, that were primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado.
Financing Activities. Cash flows provided by financing activities were $328.1 million and $644.0 million for the six months ended June 30, 2016 and 2015, respectively. Financing cash inflows for the six months ended June 30, 2016 were primarily driven by:

•	net borrowings under the revolving credit facility of $525.0 million;

•	the issuance of 6,081,138 TEP common units under the TEP's Equity Distribution Agreements for net cash proceeds of $261.8 million;

•	the issuance of 2,416,987 TEP common units representing TEP limited partnership interests in a private placement transaction for net cash proceeds of $90.0 million; and

•	contributions from noncontrolling interests of $7.3 million, which primarily consisted of contributions from TD to Pony Express.

These financing cash inflows were partially offset by cash outflows of:

•	$425.9 million for the portion of the acquisition of an additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired;

•
distributions to noncontrolling interests of $109.6 million, consisting of distributions to TEP unitholders of $64.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $41.9 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $3.3 million; and

•	distributions to Class A shareholders of $18.3 million.
Cash flows provided by financing activities for the six months ended June 30, 2015 were primarily driven by:

•	$1.3 billion of net proceeds from the initial public offering of Class A shares in May 2015;

•	$551.7 million of net proceeds from the public offering of TEP common units in February 2015;

•	the proceeds from net borrowings under the TEP and Tallgrass Equity revolving credit facilities of $294.0 million; and

•	contributions from noncontrolling interests of $16.3 million, primarily driven by contributions from TD to Pony Express.
These financing cash inflows were partially offset by cash outflows of:

•	$953.6 million for the acquisition of 20,000,000 TEP common units by Tallgrass Equity as part of the Offering;

•	$334.1 million for the distribution of proceeds from the Offering to the Exchange Right Holders as part of the reorganization of entities effective concurrent with the Offering;

•	$171.9 million for the acquisition of additional Tallgrass Equity units as part of the reorganization concurrent with the Offering;

•	distributions to TEP unitholders of $46.1 million; and

•	distributions to the TEGP Predecessor Member of $13.5 million.
Distributions
Distributions to our Class A shareholders. We distribute 100% of our available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Our sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP, as detailed above in "—Overview". Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established at the discretion of our general partner. For a discussion of factors and trends impacting TEP's business, which in turn impacts our ability to pay cash distributions to our Class A shareholders, please see "—Factors and Trends Impacting Our Business" in our 2015 Form 10-K.
Our distribution for the three months ended June 30, 2016, in the amount of $0.2450 per Class A share, or $11.7 million in the aggregate, was announced on July 6, 2016 and will be paid on August 12, 2016 to Class A shareholders of record on July 29, 2016.
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

We expect to incur approximately $49 million for capital expenditures in 2016, of which approximately $37 million is expected for expansion projects and approximately $12 million, net of anticipated reimbursements from affiliates, is expected for maintenance capital expenditures.

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Maintenance capital expenditures	$4,263	$4,578
Expansion capital expenditures	20,537	117,746
Total capital expenditures incurred	$24,800	$122,324
Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement during periods prior to December 31, 2015. The decrease in maintenance capital expenditures to $4.3 million for the six months ended June 30, 2016 from $4.6 million for the six months ended June 30, 2015 is primarily driven by decreased maintenance capital expenditures in the Natural Gas Transportation & Logistics segment. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $20.5 million for the six months ended June 30, 2016 from $117.7 million for the six months ended June 30, 2015 is primarily driven by spending on the Pony Express System lateral in Northeast Colorado prior to commencement of commercial operations in the second quarter of 2015. Expansion capital expenditures of $20.5 million for the six months ended June 30, 2016 consisted primarily of post in-service spending on Pony Express System projects.
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

Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2015 Form 10-K for the year ended December 31, 2015 and have not changed. Our disclosure of critical accounting policies and estimates with respect to goodwill is repeated below for the purpose of providing additional information regarding the impairment testing performed during the first quarter of 2016.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We completed our impairment testing of goodwill in the third quarter of 2015 using the methodology described herein, and determined there was no impairment. As a result of a decreased commodity prices in late 2015 and into early 2016, which caused a significant drop in the volumes anticipated from several producers from which TMID receives natural gas for processing, we identified a potential impairment trigger with respect to the $79.2 million of goodwill at the TMID reporting unit, which is a component of our Processing & Logistics segment. We tested TMID's goodwill for impairment as of December 31, 2015 and determined that the fair value of the reporting unit exceeds the carrying value by approximately 21%. As a result, no impairment charge was recorded, however our analysis includes assumptions of a gradual recovery of commodity prices and a corresponding increase in volumes over time. If our outlook for long-term commodity prices is not realized, or our producers further decrease volumes, we could have an impairment in the future. While commodity prices do not have a significant direct exposure to the cash flows projected at TMID, the current commodity price environment has had an indirect impact on TMID’s business as certain producers have significantly reduced their anticipated volumes. Keeping all other assumptions constant, an increase in the discount rate applied of approximately 1.38% or a decrease in overall cash flows by more than 16% would result in a step one failure, however we do not believe that these represent reasonably likely assumptions. If the reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test and up to $79.2 million of goodwill at the TMID reporting unit could be written off in the period that the impairment is triggered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
As of June 30, 2016 approximately 91% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 9% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. We do not currently hedge the commodity exposure in our commodity sensitive contracts in our Processing & Logistics segment and we do not expect to in the foreseeable future. Starting in 2014, the prices of crude oil, natural gas, and NGLs were extremely volatile and declined significantly. Downward pressure and volatility on commodity prices continued in 2015 and the first half of 2016 and may continue for the foreseeable future. These declines directly and indirectly resulted in lower realizations and processing volumes on our percent of proceeds and keep whole processing contracts. Our Processing & Logistics segment comprised approximately 2% and 1% of our operating income for the three and six months ended June 30, 2016, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. During the second quarter of 2016, we entered into a derivative contract for the sale of 85,000 barrels of crude oil, which will settle in August 2016. The fair value of these swaps was an asset of approximately $148,000 at June 30, 2016.
Historically, we have also had a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. We have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. As of June 30, 2016, we had natural gas swaps outstanding with a notional volume of approximately 0.8 Bcf short, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation & Logistics segment through the first quarter of 2017. The fair value of these swaps was a liability of approximately $351,000 at June 30, 2016.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices. A hypothetical 10% increase in the crude oil price forward curve would result in a decrease of approximately $0.4 million in the net fair value of our crude oil derivative instruments asset for the quarter ended June 30, 2016. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the fair value of our natural gas derivative instruments liability for the quarter ended June 30, 2016 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2016.
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
Interest Rate Risk
As described in "Liquidity and Capital Resources Overview" above, TEP currently has a $1.75 billion revolving credit facility with borrowings of approximately $1.3 billion as of June 30, 2016. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After June 25, 2014, the applicable margin ranges from 0.75% to 2.75%, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate.

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
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt outstanding under the TEP and Tallgrass Equity revolving credit facilities by $0.4 million based on our debt obligations as of June 30, 2016.
Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We manage our exposure to credit risk associated with customers to whom we extend credit through a credit approval process which includes credit analysis, the establishment of credit limits and ongoing monitoring procedures. We may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. We have historically experienced only minimal credit losses in connection with our receivables.
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with slightly under 50% of our revenues derived from customers who have an investment grade credit rating or are part of corporate families with investment grade credit ratings as of June 30, 2016. This represents a decrease in the portion of our revenues derived from customers with an investment grade credit rating from 2015, primarily as a result of credit downgrades at several of our customers and throughout the industry due to the current commodity price environment.
We also have indirect credit risk exposure with respect to our investment in Rockies Express. See Item 1A.—Risk Factors for additional information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.— Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our 2015 Form 10-K for the year ended December 31, 2015 and Item 1A of our Form 10-Q for the three months ended March 31, 2016 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2016. Other than as set forth below, there have been no material changes to the risk factors contained in our 2015 Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the three months ended March 31, 2016.
The rates and terms and conditions of TEP’s regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders.
TEP’s shippers or other interested stakeholders, such as state natural gas utility regulatory agencies, may challenge the rates or the terms and conditions of service applicable to its natural gas or crude oil pipeline tariffs, unless they have entered into agreements not to challenge such tariffs. The FERC has authority to investigate its rates and terms and conditions of service pursuant to NGA Section 5 for natural gas pipelines and the ICA for common carrier oil pipelines. TEP’s crude oil contract shippers have generally agreed not to complain or protest rates unless they are in conflict with their contracts. FERC generally does not regulate crude oil transportation contracts, but contract rates must be filed with FERC and tariff rules and regulations generally apply to contract shippers. TEP’s NGL pipeline is leased to a third party who obtained a temporary waiver for itself from the FERC from the tariff, filing and reporting requirements of the ICA, and during the term of the lease, TEP operates and maintains the pipeline at the lessee's discretion.
With regard to TEP’s natural gas pipelines, Trailblazer initiated a rate proceeding with the FERC pursuant to Section 4 of the NGA on July 1, 2013 to implement a general rate increase to its recourse rates, initiate a rolled-in rate structure for expansion facilities certificated in 2001, and adopt miscellaneous other updates to its General Terms and Conditions in its tariff. On February 24, 2014, Trailblazer submitted to the FERC an uncontested offer of settlement and stipulation to resolve the proceeding by, among other things: (a) setting new maximum recourse rates based upon a “black box” cost of service of approximately $21.1 million; (b) revising the charges and methods for recovery of fuel costs such that the actual volumes of natural gas and costs of electric power incurred to operate Trailblazer’s compressor stations, as well as FL&U gas, are tracked and the charges adjusted in annual periodic rate filings made pursuant to Trailblazer's tariff; (c) providing for revenue sharing of certain interruptible and short-term firm service revenues with eligible maximum recourse rate firm service shippers; (d) establishing a rate moratorium until January 1, 2016; and (e) requiring Trailblazer to file a general rate case with rates to be effective no later than January 1, 2019. The FERC accepted the settlement agreement by letter order on May 29, 2014. Per the terms of the settlement, Trailblazer is required to file a new general rate case with rates to be effective no later than January 1, 2019, and no Settling Party, as defined in the settlement, was permitted to file to change the settlement rates or any other provisions set forth in the settlement prior to January 1, 2016.
On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to Section 4 of the NGA. The rate case proposed a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT. In addition, TIGT proposed certain changes to the transportation rate design of its system to replace the current rate zone structure with a single “postage stamp” rate. TIGT also proposed new incremental charges, including (i) a charge for deliveries made to points without certain electronic flow measurement equipment, and (ii) a Cost Recovery Mechanism, or CRM, charge to completely or partially reimburse TIGT for certain costs it incurred to maintain system safety, environmental compliance and reliability. TIGT also proposed to replace its fixed FL&U charge with a FL&U tracker that would compensate TIGT for its actual FL&U expenses and adjust each year to reflect the previous period's under/over collection and the forecasted FL&U expense for the upcoming period. TIGT also proposed to implement a power cost tracker to recover the actual power costs incurred by TIGT to power its compressors. Finally, TIGT proposed certain revisions to its FERC Gas Tariff addressing a number of other rate and non-rate matters. Under the NGA and the FERC's regulations, TIGT's shippers and other interested parties, including the FERC's Trial Staff, had a right to challenge any aspect of TIGT's rate case filing. Accordingly, numerous TIGT customers protested aspects of TIGT's NGA Section 4 rate filing.

On November 30, 2015, the FERC issued an order accepting and suspending the proposed rates and a majority of the proposed tariff records to be effective upon motion May 1, 2016, subject to refund, certain modifications to TIGT's proposed CRM charge, and the outcome of an evidentiary hearing before a FERC Administrative Law Judge (the “Suspension Order”). In the Suspension Order, the FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. On December 21, 2015, TIGT made a compliance filing with the FERC to modify TIGT's proposed CRM charge and update the tariff records related to force majeure events and reservation charge crediting as directed by the FERC in the Suspension Order. No comments or protests were filed in response to the compliance filing and FERC accepted the compliance filing on February 1, 2016. On March 22, 2016, a Settlement Judge was appointed in the case to assist the participants with exploring the possibility of settlement. On March 31, 2016, the FERC issued an order denying a request for rehearing with respect to its challenge of TIGT's proposed CRM. The FERC granted in part and denied in part a motion for technical conference, and denied a rehearing request made in the alternative on this issue, and retained for resolution through hearing the pro forma tariff records related to TIGT's proposed charge at delivery points lacking electronic flow measurement and removed from hearing the other issues related to the pro forma tariff records. The FERC also directed TIGT to provide additional information related to certain pro forma tariff records, which TIGT filed on April 14, 2016. One participant filed comments in response to TIGT’s April 14, 2016 filing requesting, inter alia, the FERC to reject certain of TIGT’s proposed pro forma tariff sections, and seeking a technical conference. TIGT filed an answer to such comments, and requested that the FERC deny the request to reject certain proposed pro forma tariff provisions and reject the request for a technical conference. Additional FERC action is pending with respect to the resolution of such pro forma tariff records.
On April 28, 2016, TIGT filed a motion to place the suspended rates and tariff sheets into effect May 1, 2016 and subsequently filed an errata to that motion on May 10, 2016. On June 23, 2016, the FERC issued an order accepting such tariff sheets, effective May 1, 2016, as TIGT requested. TIGT’s proposed rates and tariff sheets (with the exception of the proposed pro forma tariff sections as described above) are now in effect, subject to refund.
On April 27, 2016, TIGT filed a motion to suspend the procedural schedule as the active participants in the proceeding were able to reach a settlement in principal. On May 5, 2016, the Chief Judge granted the motion and suspended the procedural schedule. On June 8, 2016, TIGT filed a Stipulation and Agreement and appendices thereto (the “Settlement”) which, if approved by the FERC, would resolve all matters that could have been raised in TIGT’s Section 4 general rate case filing, as well as any continuing or outstanding issues left unresolved from Docket Nos. RP98-117 and RP11-1494, with the exception of those issues remaining subject to disposition pursuant to the FERC's March 31, 2016 order, as more fully described above and in the Settlement. The Settlement is supported, or not opposed, by customers representing a majority of the contracted responsibility for costs of firm capacity on TIGT for the year ended December 31, 2015 and settles all rate-related issues set for hearing in the case, including the issues of a cost recovery mechanism and a non-Electronic Flow Measurement charge. Both FERC Trial Staff and the LDC Customer Group filed comments in support of the Settlement; no participant filed in opposition to the Settlement. The Settlement remains subject to the approval of the FERC.
On TEP’s interstate crude oil pipeline system, the Pony Express System, shippers may generally challenge new or existing rates at any time unless they have contractually agreed not to. As a result of settlement or by order of the FERC following hearing, TEP’s rates may be reduced. If a shipper files a lawful complaint, and if the complaint is not resolved with that shipper, to the extent the FERC determines after hearing that TEP has collected payment on rates that were not previously just and reasonable, it may be required to pay reparations to that shipper for up to two years prior to the date on which a complaint was filed. Regardless of the prospective just and reasonable rate, reparations may not be required below the last rates determined by the FERC to be just and reasonable. In other words, crude oil pipelines are not required to make reparations that refund revenues collected pursuant to rates previously determined to be just and reasonable.
In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance.  There is not likely to be a definitive resolution of these issues for some time, and the ultimate outcome of this proceeding is not certain and could result in changes going forward to the FERC’s treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity.  Depending upon the resolution of these issues, the cost of service rates of TEP’s interstate natural gas pipelines and interstate crude oil pipeline could be affected to the extent it proposes new rates or changes to its existing rates or if its rates are subject to complaint or challenge by the FERC.
Successful challenges to rates charged on TEP’s natural gas and crude oil pipeline systems, or to the terms and conditions of service on those systems, could have a material adverse effect on TEP’s business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders and in turn for distribution to TEGP's shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 4 to Credit Agreement, dated as of April 27, 2016, by and among Tallgrass Energy Partners, LP, Barclays Bank PLC, as administrative agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on April 28, 2016).

10.2
Membership Interest Purchase Agreement, dated as of March 29, 2016, by and between Sempra REX Holdings, LLC and TEP REX Holdings, LLC (as successor by assignment to Rockies Express Holdings, LLC) (incorporated by reference to Exhibit 10.2 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.3
Assignment and Assumption Agreement, dated as of May 6, 2016, by and among Rockies Express Holdings, LLC, TEP REX Holdings, LLC and, for the limited purposes set forth therein, Tallgrass Development, LP (incorporated by reference to Exhibit 10.3 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.4
Second Amended and Restated Limited Liability Company Agreement of Rockies Express Pipeline LLC, dated effective as of January 1, 2010, among Rockies Express Holdings, LLC (as successor by assignment to Kinder Morgan W2E Pipeline LLC), TEP REX Holdings, LLC (as successor by assignment to Sempra REX Holdings, LLC and P&S Project I, LLC), and P66REX LLC (f/k/a COPREX LLC) (incorporated by reference to Exhibit 10.4 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.5
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Rockies Express Pipeline LLC, dated effective as of November 13, 2012, among Kinder Morgan W2E Pipeline LLC, TEP REX Holdings, LLC (as successor by assignment to Sempra REX Holdings, LLC and P&S Project I, LLC), Rockies Express Holdings, LLC and P66REX LLC (f/k/a COPREX LLC) (incorporated by reference to Exhibit 10.5 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.6
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement, dated effective as of May 5, 2016, among Sempra REX Holdings, LLC and P&S Project I, LLC, Rockies Express Holdings, LLC and P66REX LLC (incorporated by reference to Exhibit 10.6 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 3, 2016).

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

Tallgrass Energy GP, LP
(registrant)
		By:	TEGP Management, LLC, its general partner

Date:	August 3, 2016	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer