Form 10-Q
period 2016-09-30
Tallgrass Energy GP, LP
filed 2016-11-02
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 2, 2016, the Registrant had 47,725,000 Class A shares and 109,504,440 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,359	$2,234
Accounts receivable, net	53,085	57,757
Gas imbalances	890	1,227
Inventories	13,375	13,793
Derivative assets at fair value	25,690	—
Prepayments and other current assets	3,838	2,835
Total Current Assets	98,237	77,846
Property, plant and equipment, net	2,003,532	2,025,018
Goodwill	343,288	343,288
Intangible asset, net	94,280	96,546
Unconsolidated investment	455,401	—
Deferred tax asset	439,638	452,430
Deferred financing costs, net	7,014	6,638
Deferred charges and other assets	10,816	14,894
Total Assets	$3,452,206	$3,016,660
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (including $10,554 at December 31, 2015 related to variable interest entities)	$17,046	$22,218
Accounts payable to related parties	6,097	7,755
Gas imbalances	1,117	1,605
Derivative liabilities at fair value	197	—
Accrued taxes	20,676	13,844
Accrued liabilities	10,273	10,206
Deferred revenue	52,138	26,511
Other current liabilities	6,725	6,880
Total Current Liabilities	114,269	89,019
Long-term debt, net	1,546,003	901,000
Other long-term liabilities and deferred credits	7,341	5,143
Total Long-term Liabilities	1,553,344	906,143
Commitments and Contingencies
Equity:
Class A Shareholders (47,725,000 shares outstanding at September 30, 2016 and December 31, 2015)	168,058	422,310
Class B Shareholders (109,504,440 shares outstanding at September 30, 2016 and December 31, 2015)	—	—
Total Partners' Equity	168,058	422,310
Noncontrolling interests	1,616,535	1,599,188
Total Equity	1,784,593	2,021,498
Total Liabilities and Equity	$3,452,206	$3,016,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues:
Crude oil transportation services	$91,387	$81,928	$279,281	$206,331
Natural gas transportation services	31,444	29,431	89,406	90,620
Sales of natural gas, NGLs, and crude oil	20,758	20,252	51,514	62,132
Processing and other revenues	8,536	6,557	24,260	26,730
Total Revenues	152,125	138,168	444,461	385,813
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	18,590	18,186	48,116	54,959
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,528	14,862	43,924	39,069
Operations and maintenance	14,714	14,071	41,055	36,054
Depreciation and amortization	20,831	20,802	64,099	61,762
General and administrative	13,715	12,321	41,710	38,711
Taxes, other than income taxes	6,717	5,521	19,862	16,547
Loss on disposal of assets	—	—	1,849	4,483
Total Operating Costs and Expenses	88,095	85,763	260,615	251,585
Operating Income	64,030	52,405	183,846	134,228
Other Income (Expense):
Interest expense, net	(12,157)	(4,982)	(31,275)	(12,901)
Unrealized (loss) gain on derivative instrument	(4,419)	—	5,588	—
Equity in earnings of unconsolidated investment	12,066	—	35,387	—
Other income, net	480	502	1,267	1,983
Total Other (Expense) Income	(4,030)	(4,480)	10,967	(10,918)
Net income before tax	60,000	47,925	194,813	123,310
Deferred income tax expense	(3,209)	(1,828)	(12,792)	(3,600)
Net income	56,791	46,097	182,021	119,710
Net income attributable to noncontrolling interests	(49,750)	(41,674)	(163,943)	(105,431)
Net income attributable to TEGP	$7,041	$4,423	$18,078	$14,279
Allocation of income for the three and nine months ended September 30, 2015:
Net income attributable to TEGP from the beginning of the period to May 11, 2015		$—		$7,393
Net income attributable to TEGP from May 12, 2015 to September 30, 2015		4,423		6,886
Basic net income per Class A share	$0.15	$0.09	$0.38	$0.14
Diluted net income per Class A share	$0.15	$0.09	$0.38	$0.14
Basic average number of Class A shares outstanding	47,725	47,725	47,725	47,725
Diluted average number of Class A shares outstanding	47,775	47,808	47,740	47,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities:
Net income	$182,021	$119,710
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	69,008	64,755
Equity in earnings of unconsolidated investment	(35,387)	—
Distributions from unconsolidated investment	35,387	—
Noncash change in fair value of derivative financial instruments	(5,391)	(217)
Deferred tax expense	12,792	3,600
Noncash compensation expense	4,405	4,183
Loss on disposal of assets	1,849	4,483
Changes in components of working capital:
Accounts receivable and other	7,940	(11,538)
Inventories	(867)	(5,265)
Accounts payable and accrued liabilities	4,690	6,883
Deferred revenue	25,303	13,995
Other operating, net	(779)	(5,142)
Net Cash Provided by Operating Activities	300,971	195,447
Cash Flows from Investing Activities:
Acquisition of unconsolidated affiliate	(436,022)	—
Acquisition of Pony Express membership interest	(49,118)	(700,000)
Capital expenditures	(45,252)	(65,146)
Contributions to unconsolidated investment	(35,452)	—
Distributions from unconsolidated investment in excess of cumulative earnings	16,073	—
Other investing, net	205	(4,625)
Net Cash Used in Investing Activities	(549,566)	(769,771)
Cash Flows from Financing Activities:
Acquisition of Pony Express membership interest	(425,882)	—
Proceeds from issuance of long-term debt	400,000	—
Proceeds from public offering of TEP common units, net of offering costs	290,474	551,243
Borrowings under revolving credit facility, net	252,000	285,000
Distributions to noncontrolling interests	(177,449)	—
Partial exercise of call option	(151,434)	—
Proceeds from private placement of TEP common units, net of offering costs	90,009	—
TEGP distributions to Class A shareholders	(29,971)	(3,484)
Contributions from noncontrolling interests	8,700	19,303
Proceeds from initial public offering of Class A shares, net	—	1,314,741
Acquisition of Acquired TEP Units	—	(953,600)
Distribution of Excess Proceeds to Exchange Right Holders	—	(334,068)
Distributions to TEP unitholders	—	(74,843)
Acquisition of additional Tallgrass Equity units	—	(171,948)
Distributions to TEGP Predecessor, net	—	(13,533)
Tallgrass Equity distributions to noncontrolling interests	—	(12,969)
Other financing, net	(8,727)	(13,376)
Net Cash Provided by Financing Activities	247,720	592,466
Net Change in Cash and Cash Equivalents	(875)	18,142
Cash and Cash Equivalents, beginning of period	2,234	867
Cash and Cash Equivalents, end of period	$1,359	$19,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with Tallgrass Development, LP	$—	$120,254
Contributions from noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$—	$43,401
Distribution to noncontrolling interests settled via the cash management agreement with Tallgrass Development, LP	$—	$44,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	TEGP Predecessor	Partners' Equity (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2016	$—	$422,310	$—	$1,599,188	$2,021,498
Net income	—	18,078	—	163,943	182,021
Acquisition of additional 31.3% membership interest in Pony Express	—	(255,617)	—	(173,422)	(429,039)
Issuance of TEP common units to public, net of offering costs	—	24,543	—	265,931	290,474
Distributions to noncontrolling interests	—	—	—	(177,449)	(177,449)
Partial exercise of call option	—	(20,427)	—	(156,865)	(177,292)
Issuance of TEP common units in a private placement, net of offering costs	—	7,592	—	82,417	90,009
TEGP distributions to Class A shareholders	—	(29,971)	—	—	(29,971)
Contributions from noncontrolling interests	—	—	—	8,700	8,700
Noncash compensation expense	—	1,060	—	5,931	6,991
Acquisition of membership interest in BNN	—	(464)	—	(5,536)	(6,000)
Contributions from TD	—	1,611	—	3,697	5,308
Costs associated with equity issuance	—	(657)	—	—	(657)
Balance at September 30, 2016	$—	$168,058	$—	$1,616,535	$1,784,593

	TEGP Predecessor	Partners' Equity (excluding noncontrolling interests)		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2015	$146,866	$—	$—	$1,648,285	$1,795,151
Net income for the period from January 1, 2015 to May 11, 2015	7,393	—	—	32,196	$39,589
Issuance of TEP common units to the public, net of offering costs	63,477	—	—	487,766	$551,243
Acquisition of additional 33.3% Pony Express membership interest	(98,446)	—	—	(601,554)	$(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	(9,425)	$(13,533)
Consolidation of TEGP Predecessor assets	(115,182)	115,182	—	—	$—
Issuance of Class A shares to the public, net of offering costs	—	1,314,741	—	—	$1,314,741
Acquisition of Acquired TEP Units from TD	—	(953,600)	—	—	$(953,600)
Distribution of excess Offering proceeds to Exchange Right Holders	—	(334,068)	—	—	$(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	(171,948)	—	—	$(171,948)
Deferred tax asset	—	445,128	—	—	$445,128
Net income for the period from May 12, 2015 to September 30, 2015	—	6,886	—	73,235	$80,121
Issuance of common units under TEP LTIP plan	—	(661)	—	(5,901)	$(6,562)
TEGP distributions to Class A Shareholders	—	(3,484)	—	—	$(3,484)
Noncash compensation expense	—	195	—	7,325	$7,520
Contributions from noncontrolling interests	—	—	—	110,553	$110,553
Distributions to noncontrolling interests	—	—	—	(132,355)	$(132,355)
Distributions to TEP GP Members	—	(7,465)	—	—	$(7,465)
Acquisition of noncontrolling interests	—	—	—	(600)	$(600)
Balance at September 30, 2015	$—	$410,906	$—	$1,609,525	$2,020,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "Offering"), which was completed on May 12, 2015. TEGP's sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in Tallgrass Energy Partners, LP ("TEP") as described below:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at September 30, 2016.

•	20,000,000 TEP common units, representing an approximate 27.18% limited partner interest in TEP at September 30, 2016.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2016 and 2015 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 17, 2016.
The condensed consolidated financial statements of TEGP for the three and nine months ended September 30, 2015 include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP's initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described in Note 1 – Description of Business, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the Offering and to TEGP thereafter.
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
Accounting Pronouncements Not Yet Adopted
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
The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. In light of this recently issued accounting guidance, we have started the process of reviewing our existing revenue contracts. Due to the early stage of this process, we are currently not in a position to estimate the impact the guidance will have on our consolidated financial statements. We expect to adopt the new standard on January 1, 2018 using the modified retrospective approach. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts as of January 1, 2018 through a cumulative adjustment to equity. Consolidated revenues for periods prior to January 1, 2018 would not be revised.

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
The amendments in ASU 2015-11 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-11, but do not anticipate a material impact on our consolidated financial statements.
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
The amendments in ASU 2016-09 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-09, but do not anticipate a material impact on our consolidated financial statements.
Accounting Pronouncements Recently Adopted
ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments"
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides explicit guidance on accounting for eight specific cash flow issues with the objective of reducing diversity in practice, including debt prepayment or debt extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.
The amendments in ASU 2016-015 are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted the standard effective January 1, 2016. The adoption of ASU 2016-15 did not have a material impact on our financial position and results of operations.
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
ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and other similar legal entities are considered VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and changes certain aspects of the consolidation analysis for reporting entities that are involved with VIEs, particularly for those with fee arrangements and related party relationships.
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
Other than TEGP's deferred tax asset of approximately $439.6 million and $452.4 million at September 30, 2016 and December 31, 2015, respectively, the assets and liabilities included in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 represent the consolidated assets and liabilities of Tallgrass Equity, including the assets and liabilities of TEP and Pony Express.

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
Our investment in Rockies Express is recorded under the equity method of accounting and reported as "Unconsolidated investment" on our condensed consolidated balance sheet. As of May 6, 2016, the difference between the fair value of our investment in Rockies Express of $436.0 million and the book value of the underlying net assets of approximately $840.7 million results in a negative basis difference of approximately $404.7 million. The basis difference has been allocated to property, plant and equipment and long-term debt based on their respective fair values at the date of acquisition. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. The basis difference at September 30, 2016 was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$7,878	2 - 25 years
Property, plant and equipment	(406,987)	35 years
Total basis difference	$(399,109)
During the period from May 6, 2016 to September 30, 2016, we recognized equity in earnings from Rockies Express of $35.4 million, inclusive of the amortization of the negative basis difference discussed above, and received distributions from and made contributions to Rockies Express of $51.5 million and $35.5 million, respectively.
Summarized financial information for Rockies Express is as follows:

September 30, 2016
(in thousands)
Current assets	$170,472
Noncurrent assets	$6,058,941
Current liabilities	$173,447
Noncurrent liabilities	$2,638,071
Members' equity	$3,417,895

	Three Months Ended September 30, 2016	Period from May 6, 2016 to September 30, 2016
	(in thousands)
Revenue	$159,421	$257,582
Operating income	$66,436	$110,268
Net income to Members	$34,184	$118,925

Acquisition of Additional 31.3% Membership Interest in Pony Express
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express in exchange for cash consideration of $475 million and 6,518,000 TEP common units (valued at approximately $268.6 million based on the December 31, 2015 closing price of TEP's common units) issued to TD for total consideration of approximately $743.6 million. The transaction increased TEP's aggregate membership interest in Pony Express to 98.0%. As part of the transaction, TD granted TEP an 18 month call option covering the newly issued 6,518,000 common units at a price of $42.50. On the effective date of the acquisition, the call option was valued at $46.0 million. As discussed in Note 9 – Risk Management, on July 21, 2016, TEP partially exercised the option covering 3,563,146 of the common units. On October 31, 2016, TEP partially exercised the option covering 1,251,760 of the common units, leaving 1,703,094 remaining common units subject to the call option as of November 2, 2016. As a result of the partial exercise on July 21, 2016, TEP derecognized a portion of the derivative asset balance, recognizing approximately $25.9 million through equity during the nine months ended September 30, 2016.
The acquisition of the additional 31.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction has not been recast to reflect the additional 31.3% membership interest.
Cash outflows to acquire an additional noncontrolling interest in Pony Express are classified as an investing activity in the accompanying condensed consolidated statements of cash flows to the extent the consideration paid was used to directly fund the construction of the underlying assets by the noncontrolling member. Cash outflows to acquire an additional noncontrolling interest in excess of the cost to construct the underlying assets are classified as financing activities. For the nine months ended September 30, 2016, $49.1 million of the $475 million paid to acquire the additional 31.3% membership interest in Pony Express was classified as an investing activity and $425.9 million was classified as a financing activity.
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
At December 31, 2015, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. The $75 million purchase price of the assets was allocated entirely to property, plant and equipment. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of September 30, 2016.
TEGP's unaudited pro forma revenue and net income attributable to partners for the three and nine months ended September 30, 2015 is presented below as if the acquisition of Western had been completed on January 1, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Revenue	$138,651	$387,245
Net income attributable to TEGP	$4,440	$14,330
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
Acquisition of Additional Membership Interest in Water Solutions
On July 1, 2016, TEP acquired the remaining 8% noncontrolling equity interest in Water Solutions and additional interests in certain of Water Solutions' subsidiaries from Regency Investments I, LLC and BSEG Water Group LLC for total cash consideration of $6.0 million, which will be accounted for as an acquisition of noncontrolling interest. Subsequent to the closing of the transaction, our aggregate membership interest in Water Solutions is 100%.

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
Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $500,000 for the third quarter of 2016. This amount will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEGP.
There was no interest income from TD recognized for the three and nine months ended September 30, 2016. During the nine months ended September 30, 2015 we recognized interest income from TD of $0.4 million on the receivable balance under the Pony Express cash management agreement in effect through December 31, 2015.
Transactions with affiliated companies, excluding transactions otherwise disclosed, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of transportation services	$7,313	$7,180	$21,864	$17,771
Charges to TEGP: (1)
Property, plant and equipment, net	$432	$958	$1,953	$3,859
Operation and maintenance	$6,317	$6,077	$18,778	$17,325
General and administrative	$9,718	$10,041	$29,361	$28,862

(1)	Charges to TEGP, inclusive of Tallgrass Equity, TEP, and Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$126	$15
Total receivable from related parties	$126	$15
Accounts payable to related parties:
Tallgrass Operations, LLC	$6,097	$7,731
Rockies Express Pipeline LLC	—	7
Deeprock Development, LLC	—	17
Total accounts payable to related parties	$6,097	$7,755

Balances of gas imbalances with affiliated shippers are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Affiliate gas imbalance receivables	$82	$92
Affiliate gas imbalance payables	$161	$227
6. Inventory
The components of inventory at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Crude oil	$4,223	$2,661
Materials and supplies	6,505	8,581
Natural gas liquids	255	395
Gas in underground storage	2,392	2,156
Total inventory	$13,375	$13,793
7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Crude oil pipelines	$1,182,806	$1,172,684
Natural gas pipelines	553,437	550,710
Processing and treating assets	256,331	254,073
Water business assets	81,507	81,098
General and other	71,190	69,181
Construction work in progress	38,454	30,699
Accumulated depreciation and amortization	(180,193)	(133,427)
Total property, plant and equipment, net	$2,003,532	$2,025,018
8. Goodwill
Annual Goodwill Impairment Analysis
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of fair value over carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31. We evaluate goodwill for impairment at the reporting unit level, which is an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or the two-step test approach depending on facts and circumstances of the reporting unit. If we, after performing the qualitative assessment, determine it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. When goodwill is evaluated for impairment using the two-step test, the carrying amount of the reporting unit is compared to its fair value in Step 1 and if the fair value exceeds the carrying amount, Step 2 is unnecessary. If the carrying amount exceeds the reporting unit's fair value, this could indicate potential impairment and Step 2 of the goodwill evaluation process is required to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. When Step 2 is necessary, the fair value of individual assets and liabilities is determined using valuations, or other observable sources of fair value, as appropriate. If the carrying amount of goodwill exceeds its implied fair value, the excess is recognized as an impairment loss.

We did not elect to apply the qualitative assessment option during our 2016 annual goodwill impairment testing; instead we proceeded directly to the two-step quantitative test. In Step 1 of the two-step quantitative test, we compared the fair value of each reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units based on the enterprise value of each reporting unit at the date of acquisition. The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates and the weighted average cost of capital. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For each reporting unit, the results of the Step 1 impairment analysis indicated no potential impairment as the fair value of the reporting units was greater than their respective book values. As a result, in accordance with the Codification guidance, Step 2 of the impairment analysis was not necessary as part of the annual impairment analysis in 2016. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in thousands)
Call option derivative (1)	Current assets	$25,690	$—
Natural gas derivative contracts (2)	Current liabilities	$190	$—
Crude oil derivative contract (3)	Current liabilities	$7	$—

(1)
As discussed in Note 4 – Acquisitions, in conjunction with TEP's acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted TEP an 18 month call option covering the 6,518,000 common units issued to TD.

(2)
As of September 30, 2016, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.8 Bcf. As of December 31, 2015 there were no natural gas derivative contracts outstanding.

(3)
As of September 30, 2016, the fair value shown for crude oil derivative contracts was comprised of the sale of 30,000 barrels in October 2016. As of December 31, 2015 there were no crude oil derivative contracts outstanding.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three and nine months ended September 30, 2016 and 2015:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Derivatives not designated as hedging contracts:
Call option derivative	Unrealized (loss) gain on derivative instrument	$(4,419)	$—	$5,588	$—
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$161	$252	$(190)	$211
Crude oil derivative contract	Sales of natural gas, NGLs, and crude oil	$318	$—	$466	$—
Exercise of Call Option
On July 21, 2016, TEP partially exercised the call option granted by TD in January 2016 as discussed in Note 4 – Acquisitions covering 3,563,146 common units for a cash payment of $151.4 million. On October 31, 2016, TEP partially exercised the call option again covering an additional 1,251,760 common units for a cash payment of $53.2 million. These common units were deemed canceled upon the exercise of the call option and as of such exercise date were no longer issued and outstanding. As of November 2, 2016, 1,703,094 common units remained subject to the call option.
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
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of September 30, 2016, the fair value of our crude oil and natural gas derivative contracts were a liability, resulting in no credit exposure from TEP's counterparties as of that date.
As of September 30, 2016 and December 31, 2015, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with the sale of natural gas nor did we have any margin deposits with counterparties associated with natural gas contract positions.
Fair Value
Derivative assets and liabilities are measured and reported at fair value. Derivative contracts can be exchange-traded or over-the-counter ("OTC"). Exchange-traded derivative contracts typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We value exchange-traded derivative contracts using quoted market prices for identical securities.
OTC commodity derivatives are valued using models utilizing a variety of inputs including contractual terms and commodity and interest rate curves. The selection of a particular model and particular inputs to value an OTC derivative contract depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivative contracts that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such contracts are typically classified within Level 2 of the fair value hierarchy. The call option granted by TD is valued using a Black-Scholes option pricing model. Key inputs to the valuation model include the term of the option, risk free rate, the exercise price and current market price, expected volatility and expected distribution yield of the underlying units. The call option valuation is classified within Level 2 of the fair value hierarchy as the value is based on significant observable inputs.

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
The following table summarizes the fair value measurements of our derivative contracts as of September 30, 2016 based on the fair value hierarchy established by the Codification:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2016:
Call option derivative	$25,690	$—	$25,690	$—

		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2016:
Natural gas derivative contracts	$190	$—	$190	$—
Crude oil derivative contract	$7	$—	$7	$—
10. Long-term Debt
Long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Tallgrass Equity revolving credit facility	$148,000	$148,000
TEP revolving credit facility	1,005,000	753,000
TEP 5.50% senior notes due September 15, 2024	400,000	—
Less: Deferred financing costs, net(1)	(6,997)	—
Total long-term debt, net	$1,546,003	$901,000

(1)
Deferred financing costs, net as presented above relate solely to the 2024 Notes. Deferred financing costs associated with our revolving credit facility are presented in noncurrent assets on our condensed consolidated balance sheets.

TEP Senior Unsecured Notes
On September 1, 2016, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 1, 2016 (the "Indenture"), pursuant to which the Issuers issued $400 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes"). TEP used the net proceeds of the offering to repay outstanding borrowings under its existing senior secured revolving credit facility.

The 2024 Notes are general unsecured senior obligations of the Issuers. The 2024 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by TEP's existing direct and indirect wholly owned subsidiaries (other than the Co-Issuer) and certain of TEP's future subsidiaries (the "Guarantors"). The 2024 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The 2024 Notes will mature on September 15, 2024 and interest on the 2024 Notes is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2017. TEP may redeem the 2024 Notes prior to their scheduled maturity at the applicable redemption price set forth in the Indenture, plus accrued and unpaid interest.
The Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of September 30, 2016, the Issuers and Guarantors are in compliance with the covenants required under the 2024 Notes.
Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$2,000
In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of September 30, 2016, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 3.03%. During the nine months ended September 30, 2016, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.28%.
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
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,750,000	$1,100,000
Less: Outstanding borrowings under the TEP revolving credit facility (1)	(1,005,000)	(753,000)
Available capacity under the TEP revolving credit facility	$745,000	$347,000

(1)	As of October 31, 2016, our outstanding borrowings under the revolving credit facility were approximately $1.003 billion.

TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2016, TEP is in compliance with the covenants required under its revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP's total leverage ratio. As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 2.28%. During the nine months ended September 30, 2016, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 2.72%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of September 30, 2016:
Revolving credit facilities	$—	$1,153,000	$—	$1,153,000	$1,153,000
2024 Notes	$—	$403,752	$—	$403,752	$393,003
As of December 31, 2015:
Revolving credit facilities	$—	$901,000	$—	$901,000	$901,000
The long-term debt borrowed under the revolving credit facilities is carried at amortized cost. As of September 30, 2016 and December 31, 2015, the fair value of borrowings under the revolving credit facilities approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 Notes is based upon quoted market prices adjusted for illiquid markets.
We are not aware of any factors that would significantly affect the estimated fair value subsequent to September 30, 2016.
11. Partnership Equity and Distributions
Tallgrass Development Purchase Program
On February 17, 2016, we announced that the Board of Directors of Tallgrass Energy Holdings, LLC, the sole member of TEGP's general partner and the general partner of TD, has authorized an equity purchase program under which TD may initially purchase up to an aggregate of $100 million of the outstanding Class A shares of TEGP or the outstanding common units of TEP. TD may purchase Class A shares or Common Units from time to time on the open market or in negotiated purchases. The timing and amounts of any such purchases will be subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements. The purchase plan does not obligate TD to acquire any specific number of Class A shares or Common Units and may be discontinued at any time. No purchases were made under this program during the nine months ended September 30, 2016.

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

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
September 30, 2016	November 14, 2016 (1)	$12,528	$0.2625
June 30, 2016	August 12, 2016	11,693	0.2450
March 31, 2016	May 13, 2016	10,022	0.2100
December 31, 2015	February 12, 2016	8,256	0.1730
September 30, 2015	November 13, 2015	6,872	0.1440
June 30, 2015	August 17, 2015	3,484	0.0730	(2)

(1)	The distribution announced on October 5, 2016 for the third quarter of 2016 will be paid on November 14, 2016 to Class A shareholders of record at the close of business on October 31, 2016.

(2)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP's initial public offering on May 12, 2015 and the end of the second quarter.
Subsidiary Distributions
TEP Distributions. The following table shows the TEP distributions for the periods indicated:

		Distributions
		Limited Partner Common Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
September 30, 2016	November 14, 2016 (1)	$57,332	$26,987	$976	$85,295	$0.7950
June 30, 2016	August 12, 2016	54,442	24,262	911	79,615	0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050
December 31, 2015	February 12, 2016	42,984	15,332	724	59,040	0.6400
September 30, 2015	November 13, 2015	36,347	11,567	660	48,574	0.6000
June 30, 2015	August 14, 2015	35,135	10,418	627	46,180	0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200

(1)	The distribution announced on October 5, 2016 for the third quarter of 2016 will be paid on November 14, 2016 to unitholders of record at the close of business on October 31, 2016.
TEP Equity Distribution Agreements
On October 31, 2014, TEP entered into an equity distribution agreement pursuant to which it may sell from time to time through a group of managers, as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million. On May 13, 2015 the amount was subsequently amended to $100.2 million in order to account for follow-on equity offerings under TEP's S-3 shelf registration statement. On May 17, 2016, TEP entered into a new equity distribution agreement allowing for the sale of common units with an aggregate offering price of up to $657.5 million. Sales of common units, if any, will be made by means of ordinary brokers' transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by TEP and one or more of the managers. TEP intends to use the net cash proceeds from any sale of the units for general partnership purposes, which may include, among other things, TEP's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.

During the three months ended September 30, 2016, TEP issued and sold 622,846 common units with a weighted average sales price of $47.39 per unit under its equity distribution agreements for net cash proceeds of approximately $28.7 million (net of approximately $0.8 million in commissions and professional service expenses). During the nine months ended September 30, 2016, TEP issued and sold 6,703,984 common units with a weighted average sales price of $43.98 per unit under its equity distribution agreements for net cash proceeds of approximately $290.5 million (net of approximately $4.4 million in commissions and professional service expenses). During the period from October 1, 2016 to November 2, 2016, TEP issued and sold an additional 628,914 common units with a weighted average sales price of $48.05 per unit under its equity distribution agreement for net cash proceeds of approximately $29.9 million (net of approximately $0.3 million in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
Private Placement
On April 28, 2016, TEP issued an aggregate of 2,416,987 common units for net cash proceeds of $90.0 million in a private placement transaction to certain funds managed by Tortoise Capital Advisors, L.L.C. The units were subsequently registered pursuant to TEP's Form S-3/A (File No. 333-210976) filed with the SEC on May 6, 2016, which became effective May 17, 2016.
Noncontrolling Interests
As of September 30, 2016, noncontrolling interests in our subsidiaries consisted of a 69.65% interest in Tallgrass Equity held by the Exchange Right Holders, as defined in Note 12 – Net Income per Class A Share, the 72.50% limited partner interest in TEP held by TD and the public TEP unitholders and the 2.0% membership interest in Pony Express held by TD. During the nine months ended September 30, 2016, we recognized contributions from and distributions to noncontrolling interests of $8.7 million and $177.4 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $103.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $68.7 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $5.0 million.
During the nine months ended September 30, 2015, we received contributions from and made distributions to noncontrolling interests of $110.6 million and $132.4 million, respectively. Contributions from noncontrolling interest primarily consisted of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $74.8 million, Tallgrass Equity distributions to Exchange Right Holders of $13.0 million and distributions of $44.5 million from Pony Express to TD.
Other Contributions and Distributions
During the nine months ended September 30, 2016, TEP received contributions from TD of $5.3 million to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 14 – Legal and Environmental Matters. During the nine months ended September 30, 2015, we distributed $334.1 million of proceeds from the Offering to the Exchange Right Holders as part of the reorganization of entities effective concurrent with the Offering and distributed $13.5 million to the TEGP Predecessor. In addition, we received $7.5 million of TEP general partner and IDR distributions received related to periods prior to the Offering which were distributed to the previous owners of the sole member of TEP GP, and $13.0 million of TEP distributions received which were distributed by Tallgrass Equity to the Exchange Right Holders.
12. Net Income per Class A Share
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
The following table illustrates the calculation of basic and diluted net income per Class A share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Basic Net Income per Class A Share:
Net income attributable to TEGP	$7,041	$4,423	$18,078	$14,279
Net income attributable to TEGP from the beginning of the period to May 11, 2015	—	—	—	7,393
Net income attributable to TEGP subsequent to May 12, 2015	$7,041	$4,423	$18,078	$6,886
Basic weighted average Class A Shares outstanding	47,725	47,725	47,725	47,725
Basic net income per Class A share	$0.15	$0.09	$0.38	$0.14
Diluted Net Income per Class A Share:
Net income attributable to TEGP subsequent to May 12, 2015	$7,041	$4,423	$18,078	$6,886
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares	3	2	3	2
Net income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares	$7,044	$4,425	$18,081	$6,888
Basic weighted average Class A Shares outstanding	47,725	47,725	47,725	47,725
Equity Participation Shares equivalent shares	50	83	15	87
Diluted weighted average Class A Shares outstanding	47,775	47,808	47,740	47,812
Diluted net income per Class A Share	$0.15	$0.09	$0.38	$0.14
13. Regulatory Matters
There are currently no proceedings challenging the currently effective transportation rates of Pony Express, Rockies Express or Trailblazer Pipeline Company LLC ("Trailblazer"). On October 30, 2015, Tallgrass Interstate Gas Transmission, LLC ("TIGT") filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"), discussed in more detail below. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable law, to challenge the rates that we charge at our regulated entities. Further, applicable law governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline like the Pony Express System to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.

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
On November 30, 2015, the FERC issued an order accepting and suspending the proposed rates and certain proposed tariff records to be effective upon motion May 1, 2016, subject to refund, certain modifications to TIGT's proposed CRM charge, and the outcome of an evidentiary hearing before a FERC Administrative Law Judge (the "Suspension Order"). In the Suspension Order, the FERC also accepted two tariff records related to force majeure events and reservation charge crediting to be effective December 1, 2015, subject to certain modifications. On December 21, 2015, TIGT made a compliance filing with the FERC to modify TIGT's proposed CRM charge and update the tariff records related to force majeure events and reservation charge crediting as directed by the FERC in the Suspension Order. No comments or protests were filed in response to the compliance filing and the FERC accepted the compliance filing on February 1, 2016. On March 22, 2016, a Settlement Judge was appointed in the case to assist the participants in exploring the possibility of settlement. On March 31, 2016, the FERC issued an order denying certain rehearing requests concerning the CRM, granting in part a motion to remove certain pro forma tariff records from the hearing, and also requested comments in order to assess the need for a technical conference. The FERC also retained for resolution through hearing the pro forma tariff records related to TIGT's proposed charge at delivery points lacking electronic flow measurement and removed from hearing the other issues related to the pro forma tariff records. Whether any issues will be resolved through technical conference is pending. The FERC also directed TIGT to provide additional information related to certain pro forma tariff records, which TIGT filed on April 14, 2016. On June 23, 2016, the FERC approved the implementation of TIGT's filed postage stamp rates, subject to refund, effective on May 1, 2016.
TIGT has reached an agreement in principle with customers representing a majority of firm fee revenue on the TIGT System for the year ended December 31, 2015 to settle all rate related issues set for hearing in its existing FERC rate case, including the issues of a cost recovery mechanism and a non-Electronic Flow Measurement charge. On May 5, 2016, the Acting Chief Administrative Law Judge issued an Order suspending the procedural schedule in the case as a result of the agreement in principle. On June 8, 2016, TIGT filed with the FERC its offer of settlement which resolves all issues in the case, with the exception of certain non-rate related tariff issues which remain subject to the FERC's review and approval. On June 9, 2016, the Presiding Administrative Law Judge issued an Order shortening the period for any comments on the settlement, such that comments were due by June 13, 2016. No adverse comments were filed. The offer of settlement was certified to the FERC by the Administrative Law Judge on July 14, 2016. The Judge found that the settlement is uncontested, presents no issues of first impression, has no FERC policy implications, and appears to be just, reasonable, and in the public interest. The FERC issued an order on November 2, 2016 approving the settlement, finding that it appears to be fair and reasonable and in the public interest.
Trailblazer
2016 Annual Fuel Tracker Filing – FERC Docket Nos. RP16-814-000 and RP16-814-001
On April 1, 2016, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2016 in Docket No. RP16-814-000. The FERC accepted this filing on April 18, 2016. On May 19, 2016, Trailblazer filed its refund report associated with the April 1, 2016 annual fuel tracker filing, which the FERC accepted on July 11, 2016.
On September 7, 2016, Trailblazer filed an adjustment to its April 1, 2016 fuel tracker filing. As a result of this adjustment, Trailblazer proposed to issue additional cash-out refunds to applicable shippers and also reflect this adjustment in its applicable fuel accounts. The FERC accepted this filing on October 3, 2016. On October 14, 2016, Trailblazer filed its refund report associated with its September 7, 2016 adjustment filing.

Rockies Express
Annual FERC Fuel Tracking Filings – FERC Docket Nos. RP16-702-000 and RP16-1301-000
On March 1, 2016, Rockies Express made its annual fuel tracker filing with a proposed effective date of April 1, 2016 in Docket No. RP16-702. The FERC issued an order accepting the filing on March 25, 2016.
On September 30, 2016, Rockies Express elected to make an interim fuel tracker filing with a proposed effective date of November 1, 2016 in Docket No. RP16-1301-000. This interim filing proposes increases to most applicable fuel and power rates as a result of increased system utilization. On October 12, 2016, certain shippers filed a protest with the FERC regarding the proposed increases. Rockies Express filed a response to the protest on October 20, 2016, to which the shippers replied on October 25, 2016. On October 20, 2016, Rockies Express also filed an errata to rates applicable to a pooling and wheeling service. The FERC set a November 1, 2016 comment deadline on the errata filing. The interim filing remains pending before the FERC.
Seneca Lateral Facilities Conversion – FERC Docket No. CP15-102-000
On March 2, 2015 in Docket No. CP15-102-000, Rockies Express filed with the FERC an application for (1) authorization to convert certain existing and operating pipeline and compression facilities located in Noble and Monroe Counties, Ohio (Seneca Lateral Facilities described in Docket Nos. CP13-539-000 and CP14-194-000) from Natural Gas Policy Act of 1978 Section 311 authority to Natural Gas Act Section 7 jurisdiction, and (2) issuance of a certificate of public convenience and necessity authorizing Rockies Express to operate and maintain the Seneca Lateral Facilities. On April 7, 2016, the FERC issued a Certificate to Rockies Express granting its requested authorizations. As directed by the FERC, Rockies Express filed revised rates for Natural Gas Act service on the Seneca Lateral, and the Seneca Lateral commenced Natural Gas Act service on June 1, 2016.
Rockies Express Zone 3 Capacity Enhancement Project – FERC Docket No. CP15-137-000
On March 31, 2015 in Docket No. CP15-137-000, Rockies Express filed with the FERC an application for authorization to construct and operate (1) three new mainline compressor stations located in Pickaway and Fayette Counties, Ohio and Decatur County, Indiana; (2) additional compressors at an existing compressor station in Muskingum County, Ohio; and (3) certain ancillary facilities. The proposed facilities will increase the Rockies Express Zone 3 east-to-west mainline capacity by 800,000 Dth/d from receipts at Clarington, Ohio to corresponding deliveries of 520,000 Dth/d and 280,000 Dth/d to Lebanon, Ohio and Moultrie County, Illinois, respectively. Pursuant to the FERC's obligations under the National Environmental Policy Act, FERC staff issued an Environmental Assessment for the project on August 31, 2015. On February 25, 2016, the FERC issued a Certificate of Public Convenience and Necessity authorizing Rockies Express to proceed with the project. On March 14, 2016, Rockies Express commenced construction of the project facilities.
14. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations, or cash flows. We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, had no reserve for legal claims as of September 30, 2016 or December 31, 2015.
Rockies Express
Mineral Management Service Lawsuit
On June 30, 2009, Rockies Express filed claims against Mineral Management Service, a former unit of the U.S. Department of Interior (collectively "Interior") for breach of its contractual obligation to sign transportation service agreements for pipeline capacity that it had agreed to take on Rockies Express. The Civilian Board of Contract Appeals ("CBCA") conducted a trial and ruled that Interior was liable for breach of contract, but limited the damages Interior was required to pay. On September 13, 2013, the United States Court of Appeals for the Federal Circuit issued a decision affirming that Interior was liable for its breach of contract, but reversing the CBCA's decision to limit damages. The case was remanded to the CBCA for the purpose of calculating damages at a hearing. On May 20, 2016, Rockies Express and Interior agreed to resolve the claims in this matter in exchange for a $65 million cash payment to Rockies Express. Interior paid the amount due Rockies Express on June 23, 2016.

Ultra Resources
In early 2016, Ultra Resources, Inc. ("Ultra") defaulted on its firm transportation service agreement for approximately 0.2 Bcf/d through November 11, 2019. In late March 2016, Rockies Express terminated Ultra's service agreement. On April 14, 2016, Rockies Express filed a lawsuit against Ultra for breach of contract and damages in Harris County, Texas, in which Rockies Express seeks approximately $303 million in damages and other relief. Specifically, Rockies Express has asserted that Ultra owes approximately $303 million for past transportation service charges and for reservation charge fees that Rockies Express would have received over the term of the service agreement had Ultra not defaulted, in addition to other amounts owed under law or equity.
On April 29, 2016, Ultra and certain of its debtor affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Southern District of Texas. On May 10, 2016, Ultra filed a notice of bankruptcy in the Harris County state court proceeding, which asserted that pursuant to section 362(a) of the Bankruptcy Code, the filing of Ultra's Chapter 11 petition operated as a stay of the Harris County state court proceeding. Accordingly, Rockies Express intends to pursue its approximately $303 million claim in Ultra's Chapter 11 proceeding.
Michels Corporation
On June 17, 2014, Michels Corporation ("Michels") filed a complaint and request for relief against Rockies Express in the Court of Common Pleas, Monroe County, Ohio, as a result of work performed by Michels to construct the Seneca Lateral Pipeline in Ohio. Michels seeks unspecified damages from Rockies Express and asserts claims of breach of contract, negligent misrepresentation, unjust enrichment and quantum meruit. Michels has also filed notices of Mechanic's Liens in Monroe and Noble Counties, asserting $24.2 million as the amount due. The case is currently scheduled to go to trial in April 2017. Rockies Express also previously filed Petition for Declaratory Judgment, Injunctive Relief and Damages against Michels in Johnson County, Kansas. That claim was dismissed without prejudice in September 2015. Rockies Express believes Michels' claims are without merit and plans to continue to vigorously contest all of the claims in this matter.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $4.3 million and $4.8 million at September 30, 2016 and December 31, 2015, respectively.
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
In connection with TEP's acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for any out of pocket costs incurred between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline's disbonded Hi-Melt CTE coating. The contractual indemnity provided to TEP by TD is currently capped at $20 million and is subject to an annual $1.5 million deductible. During the nine months ended September 30, 2016, TEP received contributions of $5.3 million from TD related to the indemnity.
15. Reporting Segments
Our operations are located in the United States. We are organized into three reporting segments: (1) Crude Oil Transportation & Logistics, (2) Natural Gas Transportation & Logistics, and (3) Processing & Logistics.
Crude Oil Transportation & Logistics
The Crude Oil Transportation & Logistics segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale, Denver-Julesburg and Powder River Basins, and other nearby oil producing basins. The mainline portion of the Pony Express System was placed in service in October 2014. The Pony Express System also includes a lateral pipeline in Northeast Colorado, which interconnects with the Pony Express System just east of Sterling, Colorado and was placed in service in the second quarter of 2015.
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

The following tables set forth our segment information for the periods indicated:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$95,826	$—	$95,826	$83,272	$—	$83,272
Natural Gas Transportation & Logistics	33,812	(1,427)	32,385	33,636	(1,346)	32,290
Processing & Logistics	23,914	—	23,914	22,606	—	22,606
Corporate and Other	—	—	—	—	—	—
Total Revenue	$153,552	$(1,427)	$152,125	$139,514	$(1,346)	$138,168

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$283,868	$—	$283,868	$208,872	$—	$208,872
Natural Gas Transportation & Logistics	94,949	(4,192)	90,757	98,215	(4,036)	94,179
Processing & Logistics	69,836	—	69,836	82,762	—	82,762
Corporate and Other	—	—	—	—	—	—
Total Revenue	$448,653	$(4,192)	$444,461	$389,849	$(4,036)	$385,813

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$53,227	$1,346	$54,573	$44,069	$1,346	$45,415
Natural Gas Transportation & Logistics	14,254	(1,427)	12,827	10,499	(1,346)	9,153
Processing & Logistics	120	81	201	(212)	—	(212)
Corporate and Other	(3,571)	—	(3,571)	(1,951)	—	(1,951)
Total Operating Income	$64,030	$—	$64,030	$52,405	$—	$52,405
Reconciliation to Net Income:
Interest expense, net			(12,157)			(4,982)
Unrealized gain on derivative instrument			(4,419)			—
Equity in earnings of unconsolidated investment			12,066			—
Other income, net			480			502
Net income before income tax			$60,000			$47,925

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$159,619	$4,037	$163,656	$103,857	$4,036	$107,893
Natural Gas Transportation & Logistics	35,018	(4,192)	30,826	32,989	(4,036)	28,953
Processing & Logistics	(1,074)	155	(919)	4,508	—	4,508
Corporate and Other	(9,717)	—	(9,717)	(7,126)	—	(7,126)
Total Operating Income	$183,846	$—	$183,846	$134,228	$—	$134,228
Reconciliation to Net Income:
Interest expense, net			(31,275)			(12,901)
Unrealized gain on derivative instrument			5,588			—
Equity in earnings of unconsolidated investment			35,387			—
Other income, net			1,267			1,983
Net income before income tax			$194,813			$123,310

	Nine Months Ended September 30,
Capital Expenditures:	2016	2015
	(in thousands)
Crude Oil Transportation & Logistics	$25,985	$40,579
Natural Gas Transportation & Logistics	11,146	10,858
Processing & Logistics	8,121	13,709
Corporate and Other	—	—
Total capital expenditures	$45,252	$65,146

Assets:	September 30, 2016	December 31, 2015
	(in thousands)
Crude Oil Transportation & Logistics	$1,417,241	$1,439,418
Natural Gas Transportation & Logistics	1,155,372	706,576
Processing & Logistics	405,760	409,795
Corporate and Other	473,833	460,871
Total assets	$3,452,206	$3,016,660

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay distributions to our Class A shareholders;

•	our expected receipt of, and amounts of, distributions from Tallgrass Equity;

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
Our sole cash-generating asset is an approximate 30.35% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in TEP, described below:

•
100% of the outstanding membership interests in TEP GP, which owns all of the general partner interest in TEP and all of TEP's IDRs. The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.14% general partner interest in TEP at November 2, 2016.

•	20,000,000 TEP common units, representing an approximate 27.42% limited partner interest in TEP at November 2, 2016.

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
Recent Developments
TEGP Distribution Announced
On October 5, 2016, we announced a cash distribution for the quarter ended September 30, 2016 of $0.2625 per Class A share. The distribution will be paid on November 14, 2016, to Class A shareholders of record on October 31, 2016.
TEP Distribution Announced
On October 5, 2016, TEP announced a cash distribution for the quarter ended September 30, 2016 of $0.795 per common unit. The distribution will be paid on November 14, 2016, to unitholders of record on October 31, 2016.

Exercise of Call Option
On October 31, 2016, TEP partially exercised the call option granted by TD in January 2016 as discussed in Note 3 – Acquisitions covering 1,251,760 common units. These common units were deemed canceled upon the exercise of the call option and as of the exercise date were no longer issued and outstanding. As of November 2, 2016, 1,703,094 common units remained subject to the call option.
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

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except operating data)
Revenues:
Crude oil transportation services	$91,387	$81,928	$279,281	$206,331
Natural gas transportation services	31,444	29,431	89,406	90,620
Sales of natural gas, NGLs, and crude oil	20,758	20,252	51,514	62,132
Processing and other revenues	8,536	6,557	24,260	26,730
Total Revenues	152,125	138,168	444,461	385,813
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	18,590	18,186	48,116	54,959
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,528	14,862	43,924	39,069
Operations and maintenance	14,714	14,071	41,055	36,054
Depreciation and amortization	20,831	20,802	64,099	61,762
General and administrative	13,715	12,321	41,710	38,711
Taxes, other than income taxes	6,717	5,521	19,862	16,547
Loss on disposal of assets	—	—	1,849	4,483
Total Operating Costs and Expenses	88,095	85,763	260,615	251,585
Operating Income	64,030	52,405	183,846	134,228
Other Income (Expense):
Interest expense, net	(12,157)	(4,982)	(31,275)	(12,901)
Unrealized (loss) gain on derivative instrument	(4,419)	—	5,588	—
Equity in earnings of unconsolidated investment	12,066	—	35,387	—
Other income, net	480	502	1,267	1,983
Total Other (Expense) Income	(4,030)	(4,480)	10,967	(10,918)
Net income before tax	60,000	47,925	194,813	123,310
Deferred income tax expense	(3,209)	(1,828)	(12,792)	(3,600)
Net income	56,791	46,097	182,021	119,710
Net income attributable to noncontrolling interests	(49,750)	(41,674)	(163,943)	(105,431)
Net income attributable to TEGP	$7,041	$4,423	$18,078	$14,279
Operating Data:
Crude oil transportation average throughput (Bbls/d) (1)	276,138	252,540	284,512	218,697
Gas transportation average firm contracted volumes (MMcf/d) (2)	1,440	1,506	1,464	1,543
Natural gas processing inlet volumes (MMcf/d)	103	110	102	128

(1)
Approximate average daily throughput for the three and nine months ended September 30, 2015 is reflective of the volumetric ramp up due to commercial in-service of the Pony Express System beginning in October 2014 and delays in the construction and expansion efforts of third-party pipelines with which Pony Express shares joint tariffs.

(2)	Excludes firm contracted volumes of Rockies Express.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues. Total revenues were $152.1 million for the three months ended September 30, 2016, compared to $138.2 million for the three months ended September 30, 2015, which represents an increase of $14.0 million, or 10%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $12.6 million and $1.3 million in the Crude Oil Transportation & Logistics and Processing & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $88.1 million for the three months ended September 30, 2016 compared to $85.8 million for the three months ended September 30, 2015, which represents an increase of $2.3 million, or 3%. The overall increase in operating costs and expenses was primarily driven by increased operating costs and expenses of $3.4 million, $1.5 million and $1.0 million in the Crude Oil Transportation & Logistics, Corporate and Other, and Processing & Logistics segments, respectively, partially offset by decreased operating costs and expenses of $3.6 million in the Natural Gas Transportation & Logistics segment, as discussed further below.
Interest expense, net. Interest expense of $12.2 million for the three months ended September 30, 2016 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities, as well as the 2024 Notes issued on September 1, 2016. Interest expense of $5.0 million for the three months ended September 30, 2015 was primarily composed of interest and fees associated with TEP and Tallgrass Equity's revolving credit facilities. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings to fund a portion of TEP's December 2015 acquisition of BNN Western, LLC ("Western") and TEP's recent acquisitions of an additional 31.3% membership interest in Pony Express effective January 1, 2016 and 25% membership interest in Rockies Express effective May 6, 2016.
Unrealized loss on derivative instrument. Unrealized loss on derivative instrument of $4.4 million represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $12.1 million for the three months ended September 30, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $3.5 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income was $0.5 million for the three months ended September 30, 2016 and 2015.
Deferred income tax expense. Deferred income tax expense for the three months ended September 30, 2016 was $3.2 million, compared to $1.8 million for the three months ended September 30, 2015. The increase in deferred income tax expense was primarily driven by the increase in net income before income taxes as well as a higher effective tax rate for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of our acquisition of a 25% membership interest in Rockies Express during the second quarter of 2016.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues. Total revenues were $444.5 million for the nine months ended September 30, 2016, compared to $385.8 million for the nine months ended September 30, 2015, which represents an increase of $58.6 million or 15%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $75.0 million in the Crude Oil Transportation & Logistics segment, partially offset by decreased revenues of $12.9 million and $3.3 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $260.6 million for the nine months ended September 30, 2016 compared to $251.6 million for the nine months ended September 30, 2015, which represents an increase of $9.0 million, or 4%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $19.2 million in the Crude Oil Transportation & Logistics segment, partially offset by decreased operating costs and expenses of $7.3 million and $5.3 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.

Interest expense, net. Interest expense of $31.3 million for the nine months ended September 30, 2016 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016. Interest expense of $12.9 million for the nine months ended September 30, 2015 was primarily composed of interest and fees associated with TEP's revolving credit facility and interest and fees associated with Tallgrass Equity's revolving credit facility for periods subsequent to the closing of the Offering on May 12, 2015, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings to fund a portion of TEP's 2015 acquisitions and recent acquisitions of an additional 31.3% membership interest in Pony Express effective January 1, 2016 and a 25% membership interest in Rockies Express effective May 6, 2016, as well as a full period of interest and fees associated with outstanding borrowings under the Tallgrass Equity revolving credit facility.
Unrealized gain on derivative instrument. Unrealized gain on derivative instrument of $5.6 million represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $35.4 million for the nine months ended September 30, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $5.6 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016. The equity in earnings for the nine months ended September 30, 2016 includes recognition of our portion of the $65 million settlement received by Rockies Express related to the lawsuit between Interior and Rockies Express as discussed in Note 14 – Legal and Environmental Matters.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the nine months ended September 30, 2016 was $1.3 million compared to $2.0 million for the nine months ended September 30, 2015.
Deferred income tax expense. Deferred income tax expense for the nine months ended September 30, 2016 was $12.8 million, compared to $3.6 million for the nine months ended September 30, 2015. The increase in deferred income tax expense was primarily driven by the increase in net income before income taxes and a full nine months of taxable income in 2016 compared to the period subsequent to the closing of the Offering from May 12, 2015 to September 30, 2015, as well as a higher effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of our acquisition of a 25% membership interest in Rockies Express during the second quarter of 2016.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Crude oil transportation services	$91,387	$81,928	$279,281	$206,331
Sales of natural gas, NGLs, and crude oil	4,439	1,344	4,587	2,541
Total revenues	95,826	83,272	283,868	208,872
Operating costs and expenses:
Cost of sales	3,487	1,482	3,487	2,468
Cost of transportation services	12,939	13,393	41,586	33,630
Operations and maintenance	3,203	2,657	10,244	6,087
Depreciation and amortization	12,836	12,257	38,448	34,791
General and administrative	4,866	5,155	15,236	15,465
Taxes, other than income taxes	5,268	4,259	15,248	12,574
Total operating costs and expenses	42,599	39,203	124,249	105,015
Operating income	$53,227	$44,069	$159,619	$103,857

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues. Crude Oil Transportation & Logistics segment revenues were $95.8 million for the three months ended September 30, 2016, compared to $83.3 million for the three months ended September 30, 2015, which represents an increase of $12.6 million, or 15%, in segment revenues. The increase in segment revenues was primarily due to a $9.5 million increase in crude oil transportation services and a $3.1 million increase in the sales of natural gas, NGLs, and crude oil driven by increased volumes of crude oil sold. The increase in crude oil transportation services revenue was primarily driven by increased revenues of $4.5 million related to increased commitments on two throughput and deficiency agreements during the second quarter of 2016 and $4.3 million due to increased volumes transported under existing commitments during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $42.6 million for the three months ended September 30, 2016 compared to $39.2 million for the three months ended September 30, 2015, which represents an increase of $3.4 million, or 9%. The overall increase in operating costs and expenses was primarily driven by a $2.0 million increase in cost of sales due to increased volumes of crude oil sold, partially offset by decreased crude oil prices, and a $1.0 million increase in taxes, other than income taxes, as a result of the lateral in Northeast Colorado which was placed in service during the second quarter of 2015.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues. Crude Oil Transportation & Logistics segment revenues were $283.9 million for the nine months ended September 30, 2016, compared to $208.9 million for the nine months ended September 30, 2015, which represents an increase of $75.0 million, or 36%, in segment revenues primarily due to increased revenues of $40.2 million from a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015, an $18.7 million increase related to the activation of one of our joint tariffs in the second quarter of 2015, lower revenue of $9.7 million due to a force majeure at one of our joint tariff partners during the nine months ended September 30, 2015, and a $7.6 million increase in incremental barrels shipped during the nine months ended September 30, 2016.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $124.2 million for the nine months ended September 30, 2016 compared to $105.0 million for the nine months ended September 30, 2015, which represents an increase of $19.2 million, or 18%. The overall increase in operating costs and expenses was primarily driven by a $8.0 million increase in cost of transportation services, a $4.2 million increase in operations and maintenance costs, a $3.7 million increase in depreciation and amortization, and a $2.7 million increase in taxes, other than income taxes all primarily driven by the costs associated with a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015.

The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Natural gas transportation services	$32,871	$30,777	$93,598	$94,656
Sales of natural gas, NGLs, and crude oil	935	2,855	1,331	3,534
Processing and other revenues	6	4	20	25
Total revenues	33,812	33,636	94,949	98,215
Operating costs and expenses:
Cost of sales	749	2,565	2,268	2,436
Cost of transportation services	874	2,808	4,171	8,918
Operations and maintenance	8,025	7,263	21,711	20,362
Depreciation and amortization	4,876	5,241	16,233	17,066
General and administrative	3,872	4,104	12,068	12,789
Taxes, other than income taxes	1,162	1,156	3,480	3,655
Total operating costs and expenses	19,558	23,137	59,931	65,226
Operating income	$14,254	$10,499	$35,018	$32,989

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues. Natural Gas Transportation & Logistics segment revenues were $33.8 million for the three months ended September 30, 2016, compared to $33.6 million for the three months ended September 30, 2015, which represents an increase of $0.2 million, or 1%. The increase in segment revenues was primarily due to an increase of $2.1 million in natural gas transportation services primarily driven by increased tariff rates, partially offset by a change in the fuel recovery structure, recognized at TIGT beginning May 1, 2016 as a result of the rate case settlement discussed in Note 13 – Regulatory Matters. The increase in transportation services revenue was partially offset by a $1.9 million decrease in sales of natural gas, NGLs, and crude oil as a result of lower volumes of natural gas sales.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $19.6 million for the three months ended September 30, 2016 compared to $23.1 million for the three months ended September 30, 2015, which represents a decrease of $3.6 million, or 15%. The overall decrease in operating costs and expenses was primarily driven by a $1.9 million decrease in cost of transportation services due to lower costs associated with fuel reimbursements as a result of the change in the fuel recovery structure discussed above and a $1.8 million decrease in cost of sales as a result of lower volumes sold. These decreases were partially offset by a $0.8 million increase in operations and maintenance due to increased pipeline integrity work during the three months ended September 30, 2016.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues. Natural Gas Transportation & Logistics segment revenues were $94.9 million for the nine months ended September 30, 2016, compared to $98.2 million for the nine months ended September 30, 2015, which represents a decrease of $3.3 million, or 3%, in segment revenues as a result of a $2.2 million decrease in sales of natural gas, NGLs, and crude oil as a result of lower volumes of natural gas sold and a 14% decrease in natural gas prices and a $1.1 million decrease in natural gas transportation services primarily driven by a change in the fuel recovery structure as discussed above and warmer weather conditions that created less demand for short-term transportation capacity during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were partially offset by increased tariff rates recognized at TIGT subsequent to the rate case settlement effective May 1, 2016.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $59.9 million for the nine months ended September 30, 2016, compared to $65.2 million for the nine months ended September 30, 2015, which represents a decrease of $5.3 million, or 8%. The overall decrease in operating costs and expenses was primarily driven by a $4.7 million decrease in cost of transportation services due to lower costs associated with fuel reimbursements as a result of the change in the fuel recovery structure discussed above, a $0.8 million decrease in depreciation and amortization due to lower depreciation rates as of May 1, 2016 as a result of the TIGT rate case settlement, a $0.7 million decrease in general and administrative costs due to a reduction in allocated costs to the segment and a $0.2 million decrease in cost of sales due to decreased volumes of natural gas sold, partially offset by a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing during the nine months ended September 30, 2015. These decreases were partially offset by a $1.3 million increase in operations and maintenance due to increased pipeline integrity work during the nine months ended September 30, 2016.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$15,384	$16,053	$45,596	$56,057
Processing and other revenues	8,530	6,553	24,240	26,705
Total revenues	23,914	22,606	69,836	82,762
Operating costs and expenses:
Cost of sales	14,435	14,139	42,516	50,055
Cost of transportation services	1,061	7	2,204	557
Operations and maintenance	3,486	4,151	9,100	9,605
Depreciation and amortization	3,119	3,304	9,418	9,905
General and administrative	1,406	1,111	4,689	3,331
Taxes, other than income taxes	287	106	1,134	318
Loss on disposal of assets	—	—	1,849	4,483
Total operating costs and expenses	23,794	22,818	70,910	78,254
Operating (loss) income	$120	$(212)	$(1,074)	$4,508

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues. Processing & Logistics segment revenues were $23.9 million for the three months ended September 30, 2016, compared to $22.6 million for the three months ended September 30, 2015, which represents a $1.3 million, or 6%, increase in segment revenues. The increase in segment revenues was primarily due to a $2.0 million increase in processing and other revenues driven by increased revenue of $2.0 million at Water Solutions primarily attributable to BNN Western, LLC ("Western"), which was acquired on December 16, 2015, and BNN West Texas, LLC ("West Texas"), which commenced operations in March 2016. The increase in processing and other revenues was partially offset by a $0.7 million decrease in the sales of natural gas, NGLs, and crude oil driven by lower NGL sales of $0.4 million due to lower volumes processed, partially offset by increased NGL prices, and lower natural gas sales of $0.3 million due to decreased volumes of natural gas sold.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $23.8 million for the three months ended September 30, 2016 compared to $22.8 million for the three months ended September 30, 2015, which represents an increase of $1.0 million, or 4%. The increase in operating costs and expenses was driven by a $1.1 million increase in cost of transportation services due to costs associated with Western, which was acquired on December 16, 2015, a $0.3 million increase in general and administrative costs due to increased costs allocated to Water Solutions as a result of increased operating income related to our acquisitions of Western and West Texas and a $0.3 million increase in cost of sales, partially offset by a $0.7 million decrease in operations and maintenance costs due to less downtime for plant maintenance activities during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues. Processing & Logistics segment revenues were $69.8 million for the nine months ended September 30, 2016, compared to $82.8 million for the nine months ended September 30, 2015, which represents a $12.9 million, or 16%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $10.5 million decrease in the sales of natural gas, NGLs, and crude oil driven by lower NGL sales of $9.4 million due to lower volumes processed and a 7% decrease in NGL prices and a $2.5 million decrease in processing and other revenues driven by lower processing fees at TMID due to decreased volumes processed, partially offset by a $2.3 million increase in revenue at Water Solutions primarily attributable to the recently acquired Western and West Texas assets.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $70.9 million for the nine months ended September 30, 2016 compared to $78.3 million for the nine months ended September 30, 2015, which represents a decrease of $7.3 million, or 9%. The decrease in operating costs and expenses was driven by a decrease of $7.5 million in cost of sales, primarily due to decreased NGL prices and volumes processed as discussed above, a decrease of $2.6 million in loss on disposal of assets as a result of the $1.8 million loss on Western assets destroyed by fire as a result of a lightning strike during the nine months ended September 30, 2016, compared to a $4.5 million non-cash loss recognized on the sale of compressor assets at TMID in 2015 and a $0.5 million decrease in operations and maintenance costs due to less downtime for plant maintenance activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were partially offset by a $1.6 million increase in cost of transportation services due to costs associated with Western, which was acquired on December 16, 2015, a $1.4 million increase in general and administrative costs due to increased costs allocated to Water Solutions as a result of increased operating income related to our acquisitions of Western and West Texas and a $0.8 million increase in taxes, other than income taxes, due to higher property tax estimates for 2016 as a result of the Western acquisition.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended September 30, 2016 were proceeds from TEP's issuance of long-term debt as discussed further below, borrowings under TEP's revolving credit facility, cash generated from operations, and proceeds from the issuance of TEP common units. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under TEP's revolving credit facility; and

•	future issuances of additional partnership units and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP's revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities at TEP.
Our total liquidity as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Cash on hand	$1,359	$2,234

Total capacity under the TEP revolving credit facility	1,750,000	1,100,000
Less: Outstanding borrowings under the TEP revolving credit facility(1)	(1,005,000)	(753,000)
Available capacity under the TEP revolving credit facility	745,000	347,000
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(148,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$2,000	$2,000
Total Liquidity	$748,359	$351,234

(1)	As of October 31, 2016, outstanding borrowings under the TEP revolving credit facility were approximately $1.003 billion.
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
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2016, TEP was in compliance with the covenants required under the TEP revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP's total leverage ratio. As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 2.28%. During the nine months ended September 30, 2016, our weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 2.72%.
Tallgrass Equity Revolving Credit Facility
In connection with the Offering, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of September 30, 2016, Tallgrass Equity was in compliance with the covenants required under its revolving credit facility.
The unused portion of the Tallgrass Equity revolving credit facility is subject to a commitment fee of 0.50%. As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 3.03%. During the nine months ended September 30, 2016, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.28%.
Senior Unsecured Notes
On September 1, 2016, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 1, 2016 (the "Indenture"), pursuant to which the Issuers issued $400 million in aggregate principal amount of the Issuers' 5.50% senior notes due 2024 (the "2024 Notes"). TEP used the net proceeds of the offering to repay outstanding borrowings under its existing senior secured revolving credit facility.
The 2024 Notes are general unsecured senior obligations of the Issuers. The 2024 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by TEP's existing direct and indirect wholly owned subsidiaries (other than the Co-Issuer) and certain of TEP's future subsidiaries (the "Guarantors"). The 2024 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The 2024 Notes will mature on September 15, 2024 and interest on the 2024 Notes is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2017. TEP may redeem the 2024 Notes prior to their scheduled maturity at the applicable redemption price set forth in the Indenture, plus accrued and unpaid interest.
The Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of September 30, 2016, the Issuers and Guarantors are in compliance with the covenants required under the 2024 Notes.
TEP Equity Distribution Agreements
On October 31, 2014, TEP entered into an equity distribution agreement pursuant to which it may sell from time to time through a group of managers, as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $200 million. On May 13, 2015 the amount was subsequently amended to $100.2 million in order to account for follow-on equity offerings under TEP's S-3 shelf registration statement. On May 17, 2016, TEP entered into a new equity distribution agreement allowing for the sale of common units with an aggregate offering price of up to $657.5 million. Sales of common units, if any, will be made by means of ordinary brokers' transactions, to or through a market maker or directly on or through an electronic communication network, a "dark pool" or any similar market venue, or as otherwise agreed by TEP and one or more of the managers. TEP intends to use the net cash proceeds from any sale of the units for general partnership purposes, which may include, among other things, TEP's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the three months ended September 30, 2016, TEP issued and sold 622,846 common units with a weighted average sales price of $47.39 per unit under its equity distribution agreements for net cash proceeds of approximately $28.7 million (net of approximately $0.8 million in commissions and professional service expenses). During the nine months ended September 30, 2016, TEP issued and sold 6,703,984 common units with a weighted average sales price of $43.98 per unit under its equity distribution agreements for net cash proceeds of approximately $290.5 million (net of approximately $4.4 million in commissions and professional service expenses). During the period from October 1, 2016 to November 2, 2016, TEP issued and sold an additional 628,914 common units with a weighted average sales price of $48.05 per unit under its equity distribution agreement for net cash proceeds of approximately $29.9 million (net of approximately $0.3 million in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
Private Placement
On April 28, 2016, TEP issued an aggregate of 2,416,987 common units for net cash proceeds of $90.0 million in a private placement transaction to certain funds managed by Tortoise Capital Advisors, L.L.C. The units were subsequently registered pursuant to TEP's Form S-3/A (File No. 333-210976) filed with the SEC on May 6, 2016, which became effective May 17, 2016.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable, accounts payable and deferred revenue. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities, primarily NGLs, that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable. Factors impacting deferred revenue include the volume of crude oil transported, the amount of deficiency payments received, and the volume of prior deficiencies utilized during the period.
As of September 30, 2016, we had a working capital deficit of $16.0 million compared to a working capital deficit of $11.2 million at December 31, 2015, which represents a decrease in working capital of $4.9 million. The overall decrease in working capital was primarily attributable to changes in the following components:

•	an increase in deferred revenue of $25.6 million primarily from deficiency payments collected by Pony Express;

•	an increase in accrued taxes of $6.8 million as a result of tax assessments; and

•	a decrease of $4.7 million in accounts receivable primarily due to a decrease in incremental barrels shipped at Pony Express in September 2016 compared to December 2015.
These working capital decreases were partially offset by:

•	an increase of $25.7 million in derivative assets at fair value as a result of the reclassification of the call option derivative to current assets as of September 30, 2016; and

•
a decrease of $5.2 million in accounts payable, primarily driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$300,971	$195,447
Investing activities	$(549,566)	$(769,771)
Financing activities	$247,720	$592,466
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Operating Activities. Cash flows provided by operating activities were $301.0 million and $195.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash flows provided by operating activities of $105.5 million was primarily driven by the increase in operating results as discussed above, distributions received from Rockies Express, and a net increase in cash inflows from changes in working capital, primarily driven by a $19.5 million increase in net cash inflows from accounts receivable due to collection of receivables during the nine months ended September 30, 2016 associated primarily with an increase of incremental barrels shipped at Pony Express, and a $11.3 million increase in deferred revenue associated primarily with deficiency payments received by Pony Express.
Investing Activities. Cash flows used in investing activities were $549.6 million and $769.8 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, net cash used in investing activities were driven by cash outflows of $436.0 million for the acquisition of a 25% membership interest in Rockies Express on May 6, 2016, $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express on January 1, 2016, the remainder of which is classified as a financing activity as discussed below, capital expenditures of $45.3 million, primarily due to post in-service spending on Pony Express System projects and contributions to Rockies Express in the amount of $35.5 million. During the nine months ended September 30, 2015, net cash used in investing activities were driven by the $700.0 million cash outflow for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express, and capital expenditures of $65.1 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado.
Financing Activities. Cash flows provided by financing activities were $247.7 million and $592.5 million for the nine months ended September 30, 2016 and 2015, respectively. Financing cash inflows for the nine months ended September 30, 2016 were primarily driven by:

•	proceeds from TEP's issuance of $400 million in aggregate principal amount of 5.50% Senior Notes due 2024;

•	TEP's issuance of 6,703,984 common units under the Equity Distribution Agreements for net cash proceeds of $290.5 million;

•	net borrowings under the TEP revolving credit facility of $252.0 million;

•	the issuance of 2,416,987 TEP common units representing TEP limited partnership interests in a private placement transaction for net cash proceeds of $90.0 million; and

•	contributions from noncontrolling interests of $8.7 million, which primarily consisted of contributions from TD to Pony Express.
These financing cash inflows were partially offset by cash outflows of:

•	$425.9 million for the portion of the acquisition of an additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired;

•
distributions to noncontrolling interests of $177.4 million, consisting of distributions to TEP unitholders of $103.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $68.7 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $5.0 million;

•	$151.4 million for TEP's partial exercise of the call option granted by TD covering 3,563,146 TEP common units; and

•	distributions to Class A shareholders of $30.0 million.

Cash flows provided by financing activities for the nine months ended September 30, 2015 were primarily driven by:

•	$1.3 billion of net proceeds from the initial public offering of Class A shares in May 2015;

•	$551.2 million of net proceeds from the public offering of TEP common units in February 2015;

•	the proceeds from net borrowings under the TEP and Tallgrass Equity revolving credit facilities of $285.0 million; and

•	contributions from noncontrolling interests of $19.3 million, primarily driven by contributions from TD to Pony Express.
These financing cash inflows were partially offset by cash outflows of:

•	$953.6 million for the acquisition of 20,000,000 TEP common units by Tallgrass Equity as part of the Offering;

•	$334.1 million for the distribution of proceeds from the Offering to the Exchange Right Holders as part of the reorganization of entities effective concurrent with the Offering;

•	$171.9 million for the acquisition of additional Tallgrass Equity units as part of the reorganization concurrent with the Offering;

•	distributions to TEP unitholders of $74.8 million;

•	distributions to the members of the TEGP Predecessor of $13.5 million;

•	distributions made by Tallgrass Equity to the Exchange Right Holders of $13.0 million; and

•	distributions to TEGP Class A shareholders of $3.5 million.
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
Our distribution for the three months ended September 30, 2016, in the amount of $0.2625 per Class A share, or $12.5 million in the aggregate, was announced on October 5, 2016 and will be paid on November 14, 2016, 2016 to Class A shareholders of record on October 31, 2016.
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

We expect to incur approximately $46 million for capital expenditures in 2016, of which approximately $34 million is expected for expansion projects and approximately $12 million, net of anticipated reimbursements from affiliates, is expected for maintenance capital expenditures.

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Maintenance capital expenditures	$7,085	$9,237
Expansion capital expenditures	19,308	17,453
Total capital expenditures incurred	$26,393	$26,690
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The decrease in maintenance capital expenditures to $7.1 million for the nine months ended September 30, 2016 from $9.2 million for the nine months ended September 30, 2015 is primarily driven by decreased maintenance capital expenditures in the Processing & Logistics and the Natural Gas Transportation & Logistics segments. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The increase in expansion capital expenditures to $19.3 million for the nine months ended September 30, 2016 from $17.5 million for the nine months ended September 30, 2015 is primarily driven by spending on the Pony Express System lateral in Northeast Colorado prior to commencement of commercial operations in the second quarter of 2015. Expansion capital expenditures of $19.3 million for the nine months ended September 30, 2016 consisted primarily of post in-service spending on Pony Express System projects.
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

Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2015 Form 10-K for the year ended December 31, 2015 and have not changed. Our disclosure of critical accounting policies and estimates with respect to goodwill is repeated below for the purpose of providing additional information regarding the impairment testing performed as of December 31, 2015.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We completed our impairment testing of goodwill in the third quarter of 2015 using the methodology described herein, and determined there was no impairment. As a result of a decreased commodity prices in late 2015 and into early 2016, which caused a significant drop in the volumes anticipated from several producers from which TMID receives natural gas for processing, we identified a potential impairment trigger with respect to the $79.2 million of goodwill at the TMID reporting unit, which is a component of our Processing & Logistics segment. We tested TMID's goodwill for impairment as of December 31, 2015 and determined that the fair value of the reporting unit exceeds the carrying value by approximately 21%. As a result, no impairment charge was recorded, however our analysis includes assumptions of a gradual recovery of commodity prices and a corresponding increase in volumes over time. If our outlook for long-term commodity prices is not realized, or our producers further decrease volumes, we could have an impairment in the future. While commodity prices do not have a significant direct exposure to the cash flows projected at TMID, the current commodity price environment has had an indirect impact on TMID's business as certain producers have significantly reduced their anticipated volumes. Keeping all other assumptions constant, as of December 31, 2015 an increase in the discount rate applied of approximately 1.38% or a decrease in overall cash flows by more than 16% would result in a step one failure, however we do not believe that these represent reasonably likely assumptions. If the reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test and up to $79.2 million of goodwill at the TMID reporting unit could be written off in the period that the impairment is triggered. During the third quarter of 2016, we completed our annual goodwill impairment testing for all reporting units, and determined that there was no impairment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
As of September 30, 2016 approximately 91% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 9% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. We do not currently hedge the commodity exposure in our commodity sensitive contracts in our Processing & Logistics segment and we do not expect to in the foreseeable future. Starting in 2014, the prices of crude oil, natural gas, and NGLs were extremely volatile and declined significantly. Downward pressure and volatility on commodity prices continued in 2015 and the first half of 2016 and may continue for the foreseeable future. These declines directly and indirectly resulted in lower realizations and processing volumes on our percent of proceeds and keep whole processing contracts. Our Processing & Logistics segment comprised less than 1% of our operating income for both the three and nine months ended September 30, 2016.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. During the third quarter of 2016, we entered into a derivative contract for the sale of 30,000 barrels of crude oil, which settled in October 2016. The fair value of this swap was a liability of approximately $7,000 at September 30, 2016.
Historically, we have also had a limited amount of direct commodity price exposure related to natural gas collected for electrical compression costs and lost and unaccounted for gas on the TIGT System. We have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. As of September 30, 2016, we had short natural gas swaps outstanding with a notional volume of approximately 0.8 Bcf, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation & Logistics segment through the first quarter of 2017. The fair value of these swaps was a liability of approximately $0.2 million at September 30, 2016.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices. A hypothetical 10% increase in the crude oil price forward curve would result in a decrease of approximately $0.1 million in the net fair value of our crude oil derivative instruments as of September 30, 2016. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the fair value of our natural gas derivative instruments as of September 30, 2016 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2016.
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

Interest Rate Risk
As described in "Liquidity and Capital Resources Overview" above, on September 1, 2016 TEP issued $400 million in 5.50% senior notes due 2024. In addition, TEP currently has a $1.75 billion revolving credit facility with borrowings of approximately $1.0 billion as of September 30, 2016. Borrowings under the revolving credit facility will bear interest, at TEP's option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After June 25, 2014, the applicable margin ranges from 0.75% to 2.75%, based upon TEP's total leverage ratio and whether it has elected the base rate or the reserve adjusted Eurodollar rate. Tallgrass Equity currently has an additional $148 million in outstanding borrowings under its revolving credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity's option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.6 million based on our debt obligations as of September 30, 2016.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with slightly under 50% of our revenues derived from customers who have an investment grade credit rating or are part of corporate families with investment grade credit ratings as of September 30, 2016. This represents a decrease in the portion of our revenues derived from customers with an investment grade credit rating from 2015, primarily as a result of credit downgrades at several of our customers and throughout the industry due to the current commodity price environment.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our 2015 Form 10-K for the year ended December 31, 2015 and Item 1A of our Form 10-Qs for the three months ended March 31, 2016 and June 30, 2016 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2016. There have been no material changes to the risk factors contained in our 2015 Form 10-K for the year ended December 31, 2015 and our Form 10-Qs for the quarters ended March 31, 2016 and June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated September 1, 2016, among Tallgrass Energy Partners, LP, Tallgrass Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on September 1, 2016).

4.2
Form of 5.50% Senior Note (included as Exhibit A in Exhibit 4.1 which is incorporated by reference to Exhibit 4.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on September 1, 2016).

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

Tallgrass Energy GP, LP
(registrant)
		By:	TEGP Management, LLC, its general partner

Date:	November 2, 2016	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)