Form 10-Q
period 2017-06-30
Tallgrass Energy GP, LP
filed 2017-08-02
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 2, 2017, the Registrant had 58,075,000 Class A shares and 99,154,440 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$873	$2,459
Accounts receivable, net	58,157	59,536
Gas imbalances	650	1,597
Inventories	11,241	13,093
Derivative assets	220	10,967
Prepayments and other current assets	7,153	7,628
Total Current Assets	78,294	95,280
Property, plant and equipment, net	2,232,754	2,079,232
Goodwill	343,288	343,288
Intangible asset, net	93,258	93,522
Unconsolidated investments	936,939	475,625
Deferred tax asset	509,114	521,454
Deferred financing costs, net	14,179	6,042
Deferred charges and other assets	11,362	11,037
Total Assets	$4,219,188	$3,625,480
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,227	$24,449
Accounts payable to related parties	5,778	5,824
Gas imbalances	1,281	1,239
Derivative liabilities	—	556
Accrued taxes	17,246	16,996
Accrued liabilities	18,662	16,755
Deferred revenue	85,566	60,757
Other current liabilities	5,292	6,446
Total Current Liabilities	158,052	133,022
Long-term debt, net	2,234,568	1,555,981
Other long-term liabilities and deferred credits	17,200	7,063
Total Long-term Liabilities	2,251,768	1,563,044
Commitments and Contingencies
Equity:
Class A Shareholders (58,075,000 shares outstanding at June 30, 2017 and December 31, 2016)	237,224	250,967
Class B Shareholders (99,154,440 shares outstanding at June 30, 2017 and December 31, 2016)	—	—
Predecessor Equity	—	82,295
Total Partners' Equity	237,224	333,262
Noncontrolling interests	1,572,144	1,596,152
Total Equity	1,809,368	1,929,414
Total Liabilities and Equity	$4,219,188	$3,625,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$89,855	$93,322	$174,186	$187,894
Natural gas transportation services	29,429	28,682	61,114	57,962
Sales of natural gas, NGLs, and crude oil	22,918	16,830	38,299	30,756
Processing and other revenues	18,661	10,181	31,664	19,571
Total Revenues	160,863	149,015	305,263	296,183
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	19,386	15,958	31,756	29,526
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,758	11,575	28,261	25,104
Operations and maintenance	15,254	14,270	28,157	27,228
Depreciation and amortization	22,091	21,890	43,494	43,897
General and administrative	15,334	14,871	29,551	28,882
Taxes, other than income taxes	6,912	5,783	15,138	13,433
Contract termination	—	8,061	—	8,061
Loss (gain) on disposal of assets	184	1,849	(1,264)	1,849
Total Operating Costs and Expenses	93,919	94,257	175,093	177,980
Operating Income	66,944	54,758	130,170	118,203
Other Income (Expense):
Interest expense, net	(21,114)	(10,441)	(37,131)	(19,118)
Unrealized gain on derivative instrument	—	18,953	1,885	10,007
Equity in earnings of unconsolidated investments	42,741	24,022	63,479	24,731
Other income, net	272	221	342	787
Total Other Income (Expense)	21,899	32,755	28,575	16,407
Net income before tax	88,843	87,513	158,745	134,610
Deferred income tax expense	(9,676)	(6,792)	(12,340)	(9,583)
Net income	79,167	80,721	146,405	125,027
Net income attributable to noncontrolling interests	(70,414)	(81,161)	(125,623)	(114,193)
Net income (loss) attributable to TEGP	$8,753	$(440)	$20,782	$10,834
Allocation of income:
Net income (loss) attributable to TEGP	$8,753	$(440)	$20,782	$10,834
Predecessor operations interest in net loss	—	3,888	—	203
Net income attributable to TEGP, excluding predecessor operations interest	8,753	3,448	20,782	11,037
Basic net income per Class A share	$0.15	$0.07	$0.36	$0.23
Diluted net income per Class A share	$0.15	$0.07	$0.36	$0.23
Basic average number of Class A shares outstanding	58,075	47,725	58,075	47,725
Diluted average number of Class A shares outstanding	58,192	47,734	58,187	47,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities:
Net income	$146,405	$125,027
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47,939	47,302
Equity in earnings of unconsolidated investments	(63,479)	(24,731)
Distributions from unconsolidated investments	63,374	24,636
Deferred income tax expense	12,340	9,583
Changes in components of working capital:
Accounts receivable and other	2,067	6,391
Accounts payable and accrued liabilities	3,150	6,059
Deferred revenue	24,593	16,174
Other current assets and liabilities	2,241	(3,755)
Other operating, net	(660)	(4,155)
Net Cash Provided by Operating Activities	237,970	202,531
Cash Flows from Investing Activities:
Acquisition of Rockies Express membership interest	(400,000)	(436,022)
Acquisition of Terminals and NatGas	(140,000)	—
Acquisition of Douglas Gathering System	(128,526)	—
Capital expenditures	(53,995)	(34,860)
Distributions from unconsolidated investments in excess of cumulative earnings	27,308	6,335
Contributions to unconsolidated investments	(17,835)	(14,450)
Acquisition of Pony Express membership interest	—	(49,118)
Other investing, net	(13,986)	411
Net Cash Used in Investing Activities	(727,034)	(527,704)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	350,000	—
Borrowings under revolving credit facilities, net	332,000	525,000
Distributions to noncontrolling interests	(145,109)	(109,551)
Proceeds from public offering of TEP common units, net of offering costs	112,762	261,770
Partial exercise of call option	(72,381)	—
Repurchase of TEP common units from TD	(35,335)	—
TEGP distributions to Class A shareholders	(32,813)	(18,278)
Acquisition of Pony Express membership interest	—	(425,882)
Proceeds from private placement of TEP common units, net of offering costs	—	90,009
Other financing, net	(21,646)	2,494
Net Cash Provided by Financing Activities	487,478	325,562
Net Change in Cash and Cash Equivalents	(1,586)	389
Cash and Cash Equivalents, beginning of period	2,459	2,234
Cash and Cash Equivalents, end of period	$873	$2,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2017	$82,295	$250,967	$—	$1,596,152	$1,929,414
Net income	—	20,782	—	125,623	146,405
Issuance of TEP units to public, net of offering costs	—	11,387	—	101,375	112,762
TEGP distributions to Class A shareholders	—	(32,813)	—	—	(32,813)
Noncash compensation expense	—	763	—	3,647	4,410
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	(1,250)	—	(11,023)	(12,273)
Partial exercise of call option	—	(12,052)	—	(72,890)	(84,942)
Repurchase of TEP common units from TD	—	(3,618)	—	(31,717)	(35,335)
Acquisition of Terminals and NatGas	(82,295)	(21,314)	—	(36,391)	(140,000)
Acquisition of additional 24.99% membership interest in Rockies Express	—	23,522	—	40,159	63,681
Contributions from TD	—	850	—	1,451	2,301
Contributions from noncontrolling interest	—	—	—	867	867
Distributions to noncontrolling interest	—	—	—	(145,109)	(145,109)
Balance at June 30, 2017	$—	$237,224	$—	$1,572,144	$1,809,368

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2016	$71,564	$422,310	$—	$1,599,188	$2,093,062
Net (loss) income	(203)	11,037	—	114,193	125,027
Issuance of TEP units to the public, net of offering costs	—	22,159	—	239,611	261,770
Issuance of TEP common units in a private placement, net of offering costs	—	7,592	—	82,417	90,009
TEGP distributions to Class A Shareholders	—	(18,278)	—	—	(18,278)
Noncash compensation expense	—	642	—	3,820	4,462
Acquisition of additional 31.3% Pony Express membership interest	—	(255,617)	—	(173,422)	(429,039)
Contributions from noncontrolling interest	—	—	—	7,273	7,273
Distributions to noncontrolling interest	—	—	—	(109,551)	(109,551)
Distributions to Predecessor Entities, net	(2,530)	—	—	—	(2,530)
Cost associated with equity issuance	—	(489)	—	—	(489)
Balance at June 30, 2016	$68,831	$189,356	$—	$1,763,529	$2,021,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. "We," "us," "our" and similar terms refer to TEGP together with its consolidated subsidiaries. TEGP's sole cash-generating asset as of June 30, 2017 is an approximate 36.94% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in Tallgrass Energy Partners, LP ("TEP"), as described below, that were historically owned by entities controlled by Tallgrass Equity, including Tallgrass Development, LP ("TD"):

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all of the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at June 30, 2017.

•	20,000,000 TEP common units, representing an approximate 27.08% limited partner interest in TEP at June 30, 2017.
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

•
Processing & Logistics—the ownership and operation of natural gas gathering, processing, treating and fractionation facilities, the provision of water business services primarily to the oil and gas exploration and production industry and the transportation of NGLs.

Crude Oil Transportation & Logistics. TEP currently provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma, which includes a lateral in Northeast Colorado commencing in Weld County, Colorado, and interconnecting with the pipeline just east of Sterling, Colorado (the "Pony Express System"). TEP also provides crude oil storage and terminalling services through TEP's 100% membership interest in Tallgrass Terminals, LLC ("Terminals") acquired effective January 1, 2017, which owns and operates crude oil terminals near Sterling, Colorado (the "Sterling Terminal") and in Weld County, Colorado (the "Buckingham Terminal"). Terminals also owns a 69% membership interest in Deeprock Development, LLC ("Deeprock Development"), which owns a crude oil terminal in Cushing, Oklahoma (the "Cushing Terminal"), inclusive of an additional 49% membership interest in Deeprock Development acquired in July 2017 as discussed in Note 16 – Subsequent Events.
Natural Gas Transportation & Logistics. TEP provides natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) its 49.99% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline"), inclusive of the additional 24.99% membership interest acquired from TD effective March 31, 2017 as discussed in  Note 4 – Acquisitions, and TEP's 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas") acquired effective January 1, 2017, which operates the Rockies Express Pipeline, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline").
Processing & Logistics. TEP also provides services for customers in Wyoming through a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System") that was acquired on June 5, 2017, as discussed in Note 4 – Acquisitions, and at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility (collectively, the "Midstream Facilities"), and NGL transportation services in Northeast Colorado and Wyoming. TEP performs water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, and Wyoming through BNN Water Solutions, LLC ("Water Solutions").

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
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and six months ended June 30, 2017 and 2016 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 15, 2017.
The condensed consolidated financial statements include the accounts of TEGP and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP is attributed to TEGP and noncontrolling interests in accordance with the respective ownership interests.
As further discussed in Note 4 – Acquisitions, TEP closed the acquisition of Terminals and NatGas effective January 1, 2017. As the acquisitions of Terminals and NatGas are considered transactions between entities under common control, and a change in reporting entity, the financial information presented has been recast to include Terminals and NatGas for all periods presented. Net equity distributions of the Predecessor Entities included in the condensed consolidated financial statements represent transfers of cash as a result of TD's centralized cash management system prior to January 1, 2017 for Terminals and NatGas, under which cash balances were swept daily and recorded as loans from the subsidiaries of TD. These loans were then periodically recorded as equity distributions.
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
Accounting Pronouncement Recently Adopted
ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business"
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The ASU also narrows the definition of the term "output" so that the term is consistent with how outputs are described under the revenue recognition guidance in Topic 606.
The amendments in ASU 2017-01 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted in certain circumstances. We elected to adopt the guidance in ASU 2017-01 effective April 1, 2017, and as a result applied the new guidance to transactions completed during the three months ended June 30, 2017.
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
The amendments in ASU 2017-04 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to adopt the guidance in ASU 2017-04 effective April 1, 2017, and as a result will apply the new guidance to our annual goodwill impairment tests to be performed as of August 31, 2017.

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
While we have tentatively concluded that the implementation of ASU 2014-09 will not have a material impact on our revenue recognition policies for a substantial number of our contracts, management has identified several areas of potential impact through the contract review process currently underway, including the accounting for non-cash consideration, particularly in our Crude Oil Transportation & Logistics and Processing & Logistics segments, and the timing of revenue recognition with respect to deficiency payments received in our Crude Oil Transportation & Logistics segment. We are currently working with an industry group to develop positions regarding these outstanding items. We are in the process of quantifying the impact of adoption, but we cannot reasonably estimate the full impact of the standard until the industry reaches consensus on these issues. We do anticipate significant changes to our disclosures based on the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.
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
Other than TEGP's deferred tax asset of approximately $509.1 million and $521.5 million at June 30, 2017 and December 31, 2016, respectively, the assets and liabilities included in our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 represent the consolidated assets and liabilities of Tallgrass Equity, including the assets and liabilities of TEP.
4. Acquisitions
TEP Acquisition of DCP Douglas, LLC
On May 17, 2017, TEP, through its wholly-owned subsidiary Tallgrass Midstream, LLC (“TMID”), entered into a Membership Interest Purchase Agreement with DCP Assets Holding, LP to acquire 100% of the membership interests in DCP Douglas, LLC, which owns the Douglas Gathering System, a natural gas gathering system in the Powder River Basin with approximately 1,500 miles of gathering pipeline connected to TMID's Douglas processing plant, for approximately $128.5 million, subject to working capital adjustments. The acquisition closed on June 5, 2017 and has been accounted for as an asset acquisition, with substantially all of the fair value allocated to the long-lived assets acquired based on their relative fair values.
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
As of March 31, 2017, the negative basis difference carried over from TD was approximately $386.8 million. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. The basis difference associated with the recently acquired 24.99% membership interest in Rockies Express at June 30, 2017 was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$19,291	2 - 25 years
Property, plant and equipment	(402,984)	35 years
Total basis difference	$(383,693)
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
Terminals owns several fully operational assets providing storage capacity and additional injection points for the Pony Express System, including the Sterling Terminal near Sterling, Colorado, the Buckingham Terminal in northeast Colorado, and a 20% interest in the Deeprock Development Terminal in Cushing, Oklahoma. Our 20% membership interest in Deeprock Development as of June 30, 2017 and December 31, 2016 is recorded under the equity method of accounting and reported as "Unconsolidated investments" on our condensed consolidated balance sheets. As discussed in Note 15 – Subsequent Events, Terminals acquired an additional 49% membership interest in Deeprock Development in July 2017. Terminals also owns acreage in Cushing, Oklahoma and Guernsey, Wyoming, which is under development to provide additional storage capacity, and other potential opportunities.
NatGas is the operator of the Rockies Express Pipeline and receives a fee from Rockies Express as compensation for its services.

Historical Financial Information
The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. The following table presents our previously reported December 31, 2016 condensed consolidated balance sheet, adjusted for the acquisitions of Terminals and NatGas:

	December 31, 2016
	TEGP (As previously reported)	Consolidate Terminals	Consolidate NatGas	TEGP (As currently reported)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,459	$—	$—	$2,459
Accounts receivable, net	59,469	38	29	59,536
Gas imbalances	1,597	—	—	1,597
Inventories	12,805	288	—	13,093
Derivative assets	10,967	—	—	10,967
Prepayments and other current assets	6,820	808	—	7,628
Total Current Assets	94,117	1,134	29	95,280
Property, plant and equipment, net	2,012,263	66,969	—	2,079,232
Goodwill	343,288	—	—	343,288
Intangible asset, net	93,522	—	—	93,522
Unconsolidated investments	461,915	13,710	—	475,625
Deferred tax asset	521,454	—	—	521,454
Deferred financing costs, net	6,042	—	—	6,042
Deferred charges and other assets	9,637	1,400	—	11,037
Total Assets	$3,542,238	$83,213	$29	$3,625,480
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,403	$46	$—	$24,449
Accounts payable to related parties	5,768	56	—	5,824
Gas imbalances	1,239	—	—	1,239
Derivative liabilities	556	—	—	556
Accrued taxes	16,328	668	—	16,996
Accrued liabilities	16,578	177	—	16,755
Deferred revenue	60,757	—	—	60,757
Other current liabilities	6,446	—	—	6,446
Total Current Liabilities	132,075	947	—	133,022
Long-term debt, net	1,555,981	—	—	1,555,981
Other long-term liabilities and deferred credits	7,063	—	—	7,063
Total Long-term Liabilities	1,563,044	—	—	1,563,044
Equity:
Net Equity	1,847,119	82,266	29	1,929,414
Total Equity	1,847,119	82,266	29	1,929,414
Total Liabilities and Equity	$3,542,238	$83,213	$29	$3,625,480

The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016. The following tables present the previously reported condensed consolidated statements of income for the three and six months ended June 30, 2016, adjusted for the acquisitions of Terminals and NatGas:

	Three Months Ended June 30, 2016
	TEGP (As previously reported)	Consolidate Terminals		Consolidate NatGas	Elimination (1)	TEGP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$93,322	$—		$—	$—	$93,322
Natural gas transportation services	28,682	—		—	—	28,682
Sales of natural gas, NGLs, and crude oil	16,830	—		—	—	16,830
Processing and other revenues	8,097	2,957		1,992	(2,865)	10,181
Total Revenues	146,931	2,957		1,992	(2,865)	149,015
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	15,958	—		—	—	15,958
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,240	200		—	(2,865)	11,575
Operations and maintenance	13,864	406		—	—	14,270
Depreciation and amortization	21,576	314		—	—	21,890
General and administrative	14,458	413		—	—	14,871
Taxes, other than income taxes	5,639	144		—	—	5,783
Contract termination	—	8,061	(2)	—	—	8,061
Loss on disposal of assets	1,849	—		—	—	1,849
Total Operating Costs and Expenses	87,584	9,538		—	(2,865)	94,257
Operating Income (Loss)	59,347	(6,581)		1,992	—	54,758
Other Income (Expense):
Interest expense, net	(10,441)	—		—	—	(10,441)
Unrealized gain on derivative instrument	18,953	—		—	—	18,953
Equity in earnings of unconsolidated investments	23,321	701		—	—	24,022
Other income, net	221	—		—	—	221
Total Other Income	32,054	701		—	—	32,755
Net income (loss) before tax	91,401	(5,880)		1,992	—	87,513
Deferred income tax expense	(6,792)	—		—	—	(6,792)
Net income (loss)	84,609	(5,880)		1,992	—	80,721
Net income attributable to noncontrolling interests	(81,161)	—		—	—	(81,161)
Net income (loss) attributable to TEGP	$3,448	$(5,880)		$1,992	$—	$(440)

	Six Months Ended June 30, 2016
	TEGP (As previously reported)	Consolidate Terminals		Consolidate NatGas	Elimination (1)	TEGP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$187,894	$—		$—	$—	$187,894
Natural gas transportation services	57,962	—		—	—	57,962
Sales of natural gas, NGLs, and crude oil	30,756	—		—	—	30,756
Processing and other revenues	15,724	5,866		3,673	(5,692)	19,571
Total Revenues	292,336	5,866		3,673	(5,692)	296,183
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	29,526	—		—	—	29,526
Cost of transportation services (exclusive of depreciation and amortization shown below)	30,396	400		—	(5,692)	25,104
Operations and maintenance	26,341	887		—	—	27,228
Depreciation and amortization	43,268	629		—	—	43,897
General and administrative	27,995	887		—	—	28,882
Taxes, other than income taxes	13,145	288		—	—	13,433
Contract termination	—	8,061	(2)	—	—	8,061
Loss on disposal of assets	1,849	—		—	—	1,849
Total Operating Costs and Expenses	172,520	11,152		—	(5,692)	177,980
Operating Income (Loss)	119,816	(5,286)		3,673	—	118,203
Other Income (Expense):
Interest expense, net	(19,118)	—		—	—	(19,118)
Unrealized gain on derivative instrument	10,007	—		—	—	10,007
Equity in earnings of unconsolidated investments	23,321	1,410		—	—	24,731
Other income, net	787	—		—	—	787
Total Other Income	14,997	1,410		—	—	16,407
Net income (loss) before tax	134,813	(3,876)		3,673	—	134,610
Deferred income tax expense	(9,583)	—		—	—	(9,583)
Net income (loss)	125,230	(3,876)		3,673	—	125,027
Net income attributable to noncontrolling interests	(114,193)	—		—	—	(114,193)
Net income (loss) attributable to TEGP	$11,037	$(3,876)		$3,673	$—	$10,834

(1)	Represents the elimination of revenue and cost of transportation services associated with the lease of the Sterling Terminal facilities by Pony Express.

(2)	Represents a one-time charge related to the termination of an operating agreement at the Sterling Terminal.

5. Related Party Transactions
As a result of our relationship with TD and its affiliates, we have entered into a number of related party transactions. The following disclosure includes those related party transactions which are not otherwise disclosed in these notes to our condensed consolidated financial statements.
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
Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to TD for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $500,000 for the second quarter of 2017. This amount will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEGP.
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of transportation services (1)	$4,907	$4,829	$9,414	$9,258
Charges to TEGP: (2)
Property, plant and equipment, net	$510	$649	$803	$1,567
Operations and maintenance	$7,430	$6,373	$13,707	$12,557
General and administrative	$11,095	$10,206	$20,668	$19,643

(1)	Reflects rent expense for the crude oil storage at the Deeprock Terminal.

(2)	Charges to TEGP, inclusive of Tallgrass Equity and TEP, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$1,029	$590
Total receivable from related parties	$1,029	$590
Accounts payable to related parties:
Tallgrass Operations, LLC	$5,778	$5,811
Deeprock Development, LLC	—	13
Total accounts payable to related parties	$5,778	$5,824
Gas imbalances with affiliated shippers are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Affiliate gas imbalance receivables	$—	$177
Affiliate gas imbalance payables	$205	$—

6. Inventory
The components of inventory at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Crude oil	$2,909	$5,462
Materials and supplies	6,366	6,383
Natural gas liquids	413	265
Gas in underground storage	1,553	983
Total inventory	$11,241	$13,093
7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Crude oil pipelines	$1,218,337	$1,202,125
Natural gas pipelines	572,749	572,150
Gathering, processing and treating assets (1)	401,186	256,901
General and other	253,508	223,310
Construction work in progress	22,513	20,606
Accumulated depreciation and amortization	(235,539)	(195,860)
Total property, plant and equipment, net	$2,232,754	$2,079,232

(1)	Includes approximately $138.2 million of assets associated with the Douglas Gathering System acquired in June 2017.
8. Investments in Unconsolidated Affiliates
Rockies Express
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the six months ended June 30, 2017, we recognized equity in earnings associated with our 49.99% membership interest in Rockies Express of $62.1 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $89.4 million and $17.8 million, respectively. As discussed in Note 4 – Acquisitions, we acquired an additional 24.99% membership interest in Rockies Express from TD on March 31, 2017.
Summarized financial information for Rockies Express is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$207,149	$175,350	$408,487	$391,902
Operating income	$112,703	$85,352	$220,072	$201,411
Net income to Members	$70,945	$112,728	$137,195	$192,663

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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(in thousands)
Crude oil derivative contracts (1)	Current assets	$207	$—
Natural gas derivative contracts (2)	Current assets	$13	$291
Call option derivative (3)	Current assets	$—	$10,676
Crude oil derivative contracts (1)	Current liabilities	$—	$440
Natural gas derivative contracts (2)	Current liabilities	$—	$116

(1)
The fair value shown for crude oil derivative contracts represents the sale of 30,000 barrels and 125,000 barrels of crude oil as of June 30, 2017 and December 31, 2016, respectively, which will settle throughout 2017.

(2)
As of June 30, 2017, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for long natural gas fixed-price swaps totaling 0.2 Bcf. As of December 31, 2016, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for short and long natural gas fixed-price swaps totaling 0.3 Bcf and 0.4 Bcf, respectively.

(3)
As discussed below, in conjunction with TEP's acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted TEP an 18 month call option covering the 6,518,000 common units issued to TD. As of February 1, 2017, no common units remained subject to the call option.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and six months ended June 30, 2017 and 2016:

Contract Type	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$227	$148	$890	$148
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$(67)	$(307)	$106	$(351)
Call option derivative	Unrealized gain on derivative instrument	$—	$18,953	$1,885	$10,007

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
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil and natural gas derivative contracts at June 30, 2017 was:

Asset Position
(in thousands)
Gross	$220
Netting agreement impact	—
Cash collateral held	—
Net exposure	$220
As of June 30, 2017 and December 31, 2016, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with our commodity derivative contracts nor did we have any margin deposits with counterparties associated with our commodity derivative contracts.
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

The following table summarizes the fair value measurements of our derivative contracts as of June 30, 2017 and December 31, 2016 based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2017:
Crude oil derivative contracts	$207	$—	$207	$—
Natural gas derivative contracts	$13	$—	$13	$—
As of December 31, 2016:
Call option derivative	$10,676	$—	$10,676	$—
Natural gas derivative contracts	$291	$—	$291	$—

		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Crude oil derivative contracts	$440	$—	$440	$—
Natural gas derivative contracts	$116	$—	$116	$—
10. Long-term Debt
Long-term debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Tallgrass Equity revolving credit facility	$147,000	$148,000
TEP revolving credit facility	1,348,000	1,015,000
TEP 5.50% senior notes due September 15, 2024	750,000	400,000
Less: Deferred financing costs, net (1)	(10,432)	(7,019)
Total long-term debt, net	$2,234,568	$1,555,981

(1)
Deferred financing costs, net as presented above relate solely to the 2024 Notes. Deferred financing costs associated with our revolving credit facilities are presented in noncurrent assets on our condensed consolidated balance sheets.

TEP Senior Unsecured Notes
On September 1, 2016, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 1, 2016 (the "Indenture"), pursuant to which the Issuers issued $400 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes"). On May 16, 2017, the Issuers issued an additional $350 million in aggregate principal amount of the 2024 Notes which are also governed by the Indenture. The notes issued on September 1, 2016 and May 16, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date, offering price and first interest payment date.

The Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of June 30, 2017, TEP is in compliance with the covenants required under the 2024 Notes.
Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Total capacity under Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(147,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$3,000	$2,000
In connection with the TEGP IPO, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2017, Tallgrass Equity is in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of June 30, 2017, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 3.73%. During the six months ended June 30, 2017, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.74%.
TEP Revolving Credit Facility
On June 2, 2017, TEP entered into a $1.75 billion Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and collateral agent, and a syndicate of lenders (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates TEP's existing revolving credit facility. The Amended Credit Agreement, among other things, extends the maturity date of TEP's existing revolving credit facility from May 13, 2018 to June 2, 2022, and provides for an uncommitted accordion in an amount up to an additional $250 million, subject to the satisfaction of certain other conditions. In addition, the revolving credit facility includes a $60 million sublimit for swing line loans and a $75 million sublimit for letters of credit.
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,750,000	$1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(1,348,000)	(1,015,000)
Less: Letters of credit issued under the TEP revolving credit facility	(60)	—
Available capacity under the TEP revolving credit facility	$401,940	$735,000
TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions, including distributions from available cash, if a default or event of default under the credit agreement then exists or would result, therefrom, change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (which will be increased to 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated senior secured leverage ratio of not more than 3.75 to 1.00 and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2017, TEP is in compliance with the covenants required under its revolving credit facility.

The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.250% to 0.500%, based on TEP's total leverage ratio. As of June 30, 2017, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 2.92%. During the six months ended June 30, 2017, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings under TEP's revolving credit facility, commitment fees, and amortization of deferred financing costs, was 3.17%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of June 30, 2017:
Revolving credit facilities	$—	$1,495,000	$—	$1,495,000	$1,495,000
2024 Notes	$—	$763,695	$—	$763,695	$739,568
As of December 31, 2016:
Revolving credit facilities	$—	$1,163,000	$—	$1,163,000	$1,163,000
2024 Notes	$—	$398,000	$—	$398,000	$392,981
The long-term debt borrowed under the revolving credit facilities is carried at amortized cost. As of June 30, 2017 and December 31, 2016, the fair value of borrowings under the revolving credit facilities approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2017.
11. Partnership Equity and Distributions
TEGP Partnership Agreement and Distributions to Holders of Class A Shares
The following table details the distributions for the periods indicated:

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
June 30, 2017	August 14, 2017 (1)	$19,891	$0.3425
March 31, 2017	May 15, 2017	16,697	0.2875
December 31, 2016	February 14, 2017	16,116	0.2775
September 30, 2016	November 14, 2016	12,528	0.2625
June 30, 2016	August 12, 2016	11,693	0.2450
March 31, 2016	May 13, 2016	10,022	0.2100

(1)	The distribution announced on July 5, 2017 for the second quarter of 2017 will be paid on August 14, 2017 to Class A shareholders of record at the close of business on July 28, 2017.

Subsidiary Distributions
TEP Distributions. The following table shows the distributions for the periods indicated:

		Distributions
		Limited Partner Common Units	General Partner			Distributions per Limited Partner Common Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
June 30, 2017	August 14, 2017 (1)	$67,671	$36,342	$1,186	$105,199	$0.9250
March 31, 2017	May 15, 2017	60,486	29,840	1,040	91,366	0.8350
December 31, 2016	February 14, 2017	58,793	28,358	1,008	88,159	0.8150
September 30, 2016	November 14, 2016	57,332	26,987	976	85,295	0.7950
June 30, 2016	August 12, 2016	54,442	24,262	911	79,615	0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050

(1)	The distribution announced on July 5, 2017 for the second quarter of 2017 will be paid on August 14, 2017 to unitholders of record at the close of business on July 28, 2017.
Repurchase of TEP Common Units Owned by TD
Following an offer received from TD with respect to TEP common units owned by TD not subject to the call option, TEP repurchased 736,262 TEP common units from TD at an aggregate price of approximately $35.3 million, or $47.99 per common unit, on February 1, 2017, which was approved by the conflicts committee of the board of directors of TEP's general partner. These common units were deemed canceled upon TEP's purchase and as of such transaction date were no longer issued and outstanding.
TEP Equity Distribution Agreements
As of June 30, 2017, TEP had active equity distribution agreements pursuant to which it may sell from time to time through a group of managers, as its sales agents, TEP common units representing limited partner interests having an aggregate offering price of up to $100.2 million and $657.5 million. Net cash proceeds from any sale of the TEP common units may be used for general partnership purposes, which includes, among other things, TEP's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the six months ended June 30, 2017, TEP issued and sold 2,341,061 common units with a weighted average sales price of $48.82 per unit under its equity distribution agreements for net cash proceeds of approximately $112.8 million (net of approximately $1.5 million in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
Noncontrolling Interests
As of June 30, 2017, noncontrolling interests in our subsidiaries consisted of a 63.06% interest in Tallgrass Equity held by the Exchange Right Holders, as defined in Note 12 – Net Income per Class A Share, the 72.61% limited partner interest in TEP held by TD and the public TEP unitholders and the 2.0% membership interest in Pony Express held by TD. During the six months ended June 30, 2017, we recognized contributions from and distributions to noncontrolling interests of $0.9 million and $145.1 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $86.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $56.0 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $2.8 million.
During the six months ended June 30, 2016, we received contributions from and made distributions to noncontrolling interests of $7.3 million and $109.6 million, respectively. Contributions from noncontrolling interests primarily consisted of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $64.3 million, Tallgrass Equity distributions to Exchange Right Holders of $41.9 million and distributions to Pony Express noncontrolling interests in the aggregate of $3.3 million.

Other Contributions and Distributions
During the six months ended June 30, 2017, TEP received contributions from TD of $2.3 million, primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 14 – Legal and Environmental Matters.
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
Pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the six months ended June 30, 2017 and 2016, the potential issuance of TEGP Equity Participation Shares would have had a dilutive effect on basic net income per Class A share.
All net income or loss from Terminals and NatGas prior to TEP's acquisition on January 1, 2017 is allocated to predecessor operations in the condensed consolidated statements of income. Historical earnings of transferred businesses for periods prior to the date of those common control transactions are solely those of the general partner, and therefore we have appropriately excluded any allocation to the TEP limited partner units when determining net income available to TEP common unitholders. Accordingly, no net income or loss from Terminals and NatGas is allocated to our Class A shareholders. We present the financial results of any transferred business prior to the transaction date in the line item "Predecessor operations interest in net loss" in the condensed consolidated statements of income.

The following table illustrates the calculation of net income per Class A share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic Net Income per Class A Share
Net income attributable to TEGP, excluding predecessor operations interest	$8,753	$3,448	$20,782	$11,037
Basic weighted average Class A Shares outstanding	58,075	47,725	58,075	47,725
Basic net income per Class A share	$0.15	$0.07	$0.36	$0.23
Diluted Net Income per Class A Share
Net income attributable to TEGP, excluding predecessor operations interest	$8,753	$3,448	$20,782	$11,037
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares	38	1	64	—
Net income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares	$8,791	$3,449	$20,846	$11,037
Basic weighted average Class A Shares outstanding	58,075	47,725	58,075	47,725
Equity Participation Shares equivalent shares	117	9	112	—
Diluted weighted average Class A Shares outstanding	58,192	47,734	58,187	47,725
Diluted net income per Class A Share	$0.15	$0.07	$0.36	$0.23
13. Regulatory Matters
There are no regulatory proceedings challenging the rates of Pony Express, Rockies Express, Tallgrass Interstate Gas Transmission, LLC ("TIGT") or Trailblazer Pipeline Company LLC ("Trailblazer"). We have made certain regulatory filings with the FERC, including the following:
Pony Express
On May 22, 2017 and May 31, 2017, Pony Express made tariff filings with the FERC in Docket Nos. IS17-263-000, IS17-464-00, and IS17-465-000 to increase the contract and non-contract rates by an amount reflecting the most recent FERC annual index adjustment of approximately 0.2%, which became effective July 1, 2017.
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
Trailblazer
2017 Annual Fuel Tracker Filing - FERC Docket No. RP17-549-000
On March 22, 2017, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2017 in Docket No. RP17-549. The FERC accepted the filing on April 19, 2017.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of June 30, 2017 or December 31, 2016.

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
On January 12, 2017, Rockies Express and Ultra entered into an agreement to settle Rockies Express' approximately $303 million claim against Ultra. In accordance with the settlement agreement, Ultra made a cash payment to Rockies Express of $150 million on July 12, 2017, and entered into a new, seven-year firm transportation agreement with Rockies Express commencing December 1, 2019, for west-to-east service of 0.2 Bcf/d at a rate of approximately $0.37 per dth/d, or approximately $26.8 million annually. TEP received its proportionate distribution from the settlement in July 2017.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $7.2 million and $4.0 million at June 30, 2017 and December 31, 2016, respectively.
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

Trailblazer
Pipeline Integrity Management Program
Trailblazer is currently operating at less than its current maximum allowable operating pressure ("MAOP"), public notice of which was first provided in June 2014. As a result of smart tool surveys in 2014, Trailblazer identified approximately 25 - 35 miles of pipe that will likely need to be repaired or replaced in order for the pipeline to operate at its MAOP of 1,000 pounds per square inch across all segments of the Trailblazer Pipeline. Such repair or replacement will likely occur over a period of years, depending upon the remediation and repair plan implemented by Trailblazer. Segments of the Trailblazer Pipeline that require full replacement could cost as much as $2.7 million per mile and repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on us. With respect to the approximately 25 - 35 miles of pipe that has been identified, Trailblazer completed 32 excavation digs in 2015 at an aggregate cost of approximately $1.3 million.
Trailblazer completed additional excavation digs and replaced approximately 8 miles of pipe at an aggregate cost of approximately $19.0 million during 2016, and intends to complete final remediation and cleanup of this pipe replacement project in 2017 at an estimated cost of $2.5 million. Trailblazer is currently exploring all possible cost recovery options to recover such out of pocket costs, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
In connection with our acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions were necessitated by external corrosion caused by the pipeline's disbonded Hi-Melt CTE coating. The contractual indemnity provided by TD was capped at $20 million and was subject to a $1.5 million deductible. TEP has received $20 million from TD pursuant to the contractual indemnity as of June 30, 2017.
Pony Express
Pipeline Integrity
In connection with certain crack tool runs on the Pony Express System completed in 2015 and 2016, Pony Express completed approximately $9.8 million of remediation for anomalies identified on the Pony Express System associated with the initial conversion and commissioning of portions of the pipeline converted from natural gas to crude oil service, and expects to complete additional remediation in 2017 on the Pony Express System of approximately $9 million.
Terminals
System Failures
In January 2017, approximately 10,000 bbls of crude oil were released at the Sterling Terminal as the result of a defective roof drain system on a storage tank. The release was restricted to the containment area designed for such purpose and approximately 9,000 bbls were recovered. Remediation was complete as of June 30, 2017. The total cost to remediate the release was approximately $600,000.
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

Processing & Logistics
The Processing & Logistics segment is engaged in the ownership and operation of natural gas processing, treating and fractionation facilities that produce NGLs and residue gas that is sold in local wholesale markets or delivered into pipelines for transportation to additional end markets, as well as water business services provided primarily to the oil and gas exploration and production industry and the transportation of NGLs. The Processing & Logistics segment also includes the Douglas Gathering system acquired on June 5, 2017.
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Revenue	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$96,052	$—	$96,052	$93,562	$—	$93,562
Natural Gas Transportation & Logistics	33,110	(1,442)	31,668	32,142	(1,410)	30,732
Processing & Logistics	33,143	—	33,143	24,721	—	24,721
Corporate and Other	—	—	—	—	—	—
Total revenue	$162,305	$(1,442)	$160,863	$150,425	$(1,410)	$149,015

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$181,144	$—	$181,144	$188,216	$—	$188,216
Natural Gas Transportation & Logistics	69,538	(2,887)	66,651	64,810	(2,765)	62,045
Processing & Logistics	57,468	—	57,468	45,922	—	45,922
Corporate and Other	—	—	—	—	—	—
Total revenue	$308,150	$(2,887)	$305,263	$298,948	$(2,765)	$296,183

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)

Crude Oil Transportation & Logistics	$51,774	$1,345	$53,119	$47,145	$1,346	$48,491
Natural Gas Transportation & Logistics	14,726	(1,442)	13,284	12,092	(1,410)	10,682
Processing & Logistics	5,262	97	5,359	(1,372)	64	(1,308)
Corporate and Other	(4,818)	—	(4,818)	(3,107)	—	(3,107)
Total Operating Income	$66,944	$—	$66,944	$54,758	$—	$54,758
Reconciliation to Net Income:
Interest expense, net			(21,114)			(10,441)
Unrealized gain on derivative instruments			—			18,953
Equity in earnings of unconsolidated investments			42,741			24,022
Other income, net			272			221
Net income before tax			$88,843			$87,513

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Crude Oil Transportation & Logistics	$96,489	$2,689	$99,178	$101,106	$2,691	$103,797
Natural Gas Transportation & Logistics	32,894	(2,887)	30,007	24,437	(2,765)	21,672
Processing & Logistics	9,378	198	9,576	(1,194)	74	(1,120)
Corporate and Other	(8,591)	—	(8,591)	(6,146)	—	(6,146)
Total Operating Income	$130,170	$—	$130,170	$118,203	$—	$118,203
Reconciliation to Net Income:
Interest expense, net			(37,131)			(19,118)
Unrealized gain on derivative instruments			1,885			10,007
Equity in earnings of unconsolidated investments			63,479			24,731
Other income, net			342			787
Net income before tax			$158,745			$134,610

	Six Months Ended June 30,
Capital Expenditures:	2017	2016
	(in thousands)
Crude Oil Transportation & Logistics	$22,340	$25,529
Natural Gas Transportation & Logistics	8,368	4,115
Processing & Logistics	23,287	5,216
Corporate and Other	—	—
Total capital expenditures	$53,995	$34,860

Assets:	June 30, 2017	December 31, 2016
	(in thousands)
Crude Oil Transportation & Logistics	$1,483,361	$1,493,866
Natural Gas Transportation & Logistics	1,624,714	1,176,147
Processing & Logistics	583,963	411,999
Corporate and Other	527,150	543,468
Total assets	$4,219,188	$3,625,480
16. Subsequent Events
Ultra Settlement
On July 12, 2017, Rockies Express received the $150 million settlement payment from Ultra as discussed in Note 14 – Legal and Environmental Matters.
Acquisition of Additional Interest in Deeprock Development
In July 2017, Terminals acquired an additional 49% membership interest in Deeprock Development, bringing Terminals' membership interest in Deeprock Development to 69%. On July 20, 2017, Terminals closed on the acquisition of an additional 40% membership interest in Deeprock Development from Kinder Morgan Cushing LLC for cash consideration of approximately $57.3 million. On July 21, 2017, Terminals closed the acquisition of an additional 9% membership interest in Deeprock Development from Deeprock Energy Resources LLC for total consideration valued at approximately $13.1 million, consisting of approximately $6.4 million in cash and the issuance of 128,790 common units (valued at approximately $6.7 million based on the July 20, 2017 closing price of TEP's common units).

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

•
TEP's ability to complete and integrate acquisitions from TD or from third parties, including its acquisition of the Douglas Gathering System in June 2017, its acquisition of an additional 24.99% membership interest in Rockies Express from TD in March 2017 and its acquisition of a 100% membership interest in NatGas and Terminals from TD in January 2017;

•
the demand for TEP's services, including crude oil transportation, storage and terminalling services, natural gas transportation, storage, gathering and processing services, and water business services as well as TEP's ability to successfully contract or re-contract with its customers;

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
Our sole cash-generating asset is an approximate 36.94% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in TEP as described below:

•
100% of the outstanding membership interests in TEP GP, which owns all of the general partner interest in TEP as well as all of the TEP IDRs. The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at August 2, 2017.

•	20,000,000 TEP common units, representing an approximate 27.03% limited partner interest in TEP at August 2, 2017.
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

•
Processing & Logistics—the ownership and operation of natural gas gathering, processing, treating and fractionation facilities, the provision of water business services primarily to the oil and gas exploration and production industry and the transportation of NGLs.

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
Recent Developments
TEGP Distribution Announced
On July 5, 2017, the Board of Directors of our general partner declared a cash distribution for the quarter ended June 30, 2017 of $0.3425 per Class A share. The distribution will be paid on August 14, 2017, to Class A shareholders of record on July 28, 2017.
TEP Distribution Announced
On July 5, 2017, the Board of Directors of TEP's general partner declared a cash distribution for the quarter ended June 30, 2017 of $0.9250 per common unit. The distribution will be paid on August 14, 2017, to unitholders of record on July 28, 2017.
Ultra Settlement
On July 12, 2017, Rockies Express received the $150 million settlement payment from Ultra as discussed in Note 14 – Legal and Environmental Matters.
Acquisition of Additional Interest in Deeprock Development
In July 2017, Terminals acquired an additional 49% membership interest in Deeprock Development, bringing Terminals' membership interest in Deeprock Development to 69%. On July 20, 2017, Terminals closed on the acquisition of an additional 40% membership interest in Deeprock Development from Kinder Morgan Cushing LLC for cash consideration of approximately $57.3 million. On July 21, 2017, Terminals closed the acquisition of an additional 9% membership interest in Deeprock Development from Deeprock Energy Resources LLC for total consideration valued at approximately $13.1 million, consisting of approximately $6.4 million in cash and the issuance of 128,790 common units (valued at approximately $6.7 million based on the July 20, 2017 closing price of TEP's common units).
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
TEP's Contract Profile and Volumes
TEP's results are driven primarily by the volume of crude oil transportation, storage and terminalling capacity, natural gas transportation and storage capacity, NGL transportation capacity, and water transportation, gathering and disposal capacity under firm fee contracts, as well as the volume of natural gas that it gathers and processes and the fees assessed for such services.
Operating Costs and Expenses
The primary components of TEP's operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. TEP's operating expenses are driven primarily by expenses related to the operation, maintenance and growth of its asset base.

Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Crude Oil Transportation & Logistics Segment:
Crude oil transportation average contracted capacity (Bbls/d)	301,932	293,932	300,256	292,256
Crude oil transportation average throughput (Bbls/d)	273,732	286,217	267,851	288,746
Natural Gas Transportation & Logistics Segment:
Gas transportation average firm contracted volumes (MMcf/d) (1)	1,495	1,639	1,603	1,637
Processing & Logistics Segment:
Natural gas processing inlet volumes (MMcf/d)	105	106	104	102
Freshwater average volumes (Bbls/d)	107,776	26,857	86,265	31,108
Produced water gathering and disposal average volumes (Bbls/d)	16,561	19,384	13,161	15,356

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude oil transportation services	$89,855	$93,322	$174,186	$187,894
Natural gas transportation services	29,429	28,682	61,114	57,962
Sales of natural gas, NGLs, and crude oil	22,918	16,830	38,299	30,756
Processing and other revenues	18,661	10,181	31,664	19,571
Total Revenues	160,863	149,015	305,263	296,183
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	19,386	15,958	31,756	29,526
Cost of transportation services (exclusive of depreciation and amortization shown below)	14,758	11,575	28,261	25,104
Operations and maintenance	15,254	14,270	28,157	27,228
Depreciation and amortization	22,091	21,890	43,494	43,897
General and administrative	15,334	14,871	29,551	28,882
Taxes, other than income taxes	6,912	5,783	15,138	13,433
Contract termination	—	8,061	—	8,061
Loss (gain) on disposal of assets	184	1,849	(1,264)	1,849
Total Operating Costs and Expenses	93,919	94,257	175,093	177,980
Operating Income	66,944	54,758	130,170	118,203
Other Income (Expense):
Interest expense, net	(21,114)	(10,441)	(37,131)	(19,118)
Unrealized gain on derivative instrument	—	18,953	1,885	10,007
Equity in earnings of unconsolidated investments	42,741	24,022	63,479	24,731
Other income, net	272	221	342	787
Total Other Income (Expense)	21,899	32,755	28,575	16,407
Net income before tax	88,843	87,513	158,745	134,610
Deferred income tax expense	(9,676)	(6,792)	(12,340)	(9,583)
Net income	79,167	80,721	146,405	125,027
Net income attributable to noncontrolling interests	(70,414)	(81,161)	(125,623)	(114,193)
Net income (loss) attributable to TEGP	$8,753	$(440)	$20,782	$10,834
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues. Total revenues were $160.9 million for the three months ended June 30, 2017, compared to $149.0 million for the three months ended June 30, 2016, which represents an increase of $11.8 million, or 8%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $8.4 million, $2.5 million, and $1.0 million in the Processing & Logistics, Crude Oil Transportation & Logistics, and Natural Gas Transportation & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $93.9 million for the three months ended June 30, 2017 compared to $94.3 million for the three months ended June 30, 2016. The decrease in operating costs and expenses of $2.1 million and $1.7 million in the Crude Oil Transportation & Logistics and Natural Gas Transportation & Logistics segments, respectively, was partially offset by increased operating costs and expenses of $1.8 million in the Processing & Logistics segment, as discussed further below, as well as a $1.7 million increase in corporate general and administrative costs primarily due to payroll taxes associated with the vesting of common units associated with equity-based compensation grants under the general partner's Long-term Incentive Plan as well as legal costs associated with transactions during the three months ended June 30, 2017.

Interest expense, net. Interest expense of $21.1 million for the three months ended June 30, 2017 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017. Interest expense of $10.4 million for the three months ended June 30, 2016 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities. The increase in interest and fees associated with TEP's revolving credit facility, is primarily due to increased borrowings to fund a portion of TEP's acquisitions of Terminals and NatGas effective January 1, 2017, a 24.99% membership interest in Rockies Express effective March 31, 2017, and the Douglas Gathering System on June 5, 2017, as well as the higher incremental borrowing rate on the 2024 Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Unrealized gain on derivative instrument. Unrealized gain on derivative instrument of $19.0 million for the three months ended June 30, 2016 represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $42.7 million and $24.0 million for the three months ended June 30, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $42.7 million for three months ended June 30, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $6.6 million associated with our 49.99% membership interest in Rockies Express, as well as $0.7 million related to our 20% membership interest in Deeprock Development during the three months ended June 30, 2017. Equity in earnings of unconsolidated investments of $24.0 million for the three months ended June 30, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $2.1 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $0.7 million related to our 20% membership interest in Deeprock Development during the three months ended June 30, 2016. For additional information, see Note 8 – Investments in Unconsolidated Affiliates.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended June 30, 2017 was $0.3 million compared to $0.2 million for the three months ended June 30, 2016.
Deferred income tax expense. Deferred income tax expense for the three months ended June 30, 2017 was $9.7 million, compared to a deferred income tax expense of $6.8 million for the three months ended June 30, 2016, which represents an increase of $2.9 million, or 42%. The increase in deferred tax expense was driven by changes in state apportionment rates on the total deferred tax asset during the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues. Total revenues were $305.3 million for the six months ended June 30, 2017, compared to $296.2 million for the six months ended June 30, 2016, which represents an increase of $9.1 million, or 3%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $11.5 million and $4.7 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, partially offset by decreased revenues of $7.1 million in the Crude Oil Transportation & Logistics segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $175.1 million for the six months ended June 30, 2017 compared to $178.0 million for the six months ended June 30, 2016, which represents a decrease of $2.9 million, or 2%. The overall decrease in operating costs and expenses is driven by decreased operating costs and expenses of $3.7 million and $2.5 million in the Natural Gas Transportation & Logistics and Crude Oil Transportation & Logistics segments, respectively, partially offset by increased operating costs and expenses of $1.0 million in the Processing & Logistics segment, as discussed further below, as well as a $2.4 million increase in corporate general and administrative costs primarily due to payroll taxes associated with the vesting of common units associated with equity-based compensation grants under the general partner's Long-term Incentive Plan as well as legal costs associated with transactions during the six months ended June 30, 2017.
Interest expense, net. Interest expense of $37.1 million for the six months ended June 30, 2017 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities, the 2024 Notes issued on September 1, 2016 and May 11, 2017. Interest expense of $19.1 million for the six months ended June 30, 2016 was primarily composed of interest and fees associated with our revolving credit facility. The increase in interest and fees associated with our revolving credit facility is primarily due to increased borrowings to fund a portion of TEP's 2016 acquisition of a 25% membership interest in Rockies Express and our recent acquisitions of Terminals and NatGas effective January 1, 2017, a 24.99% membership interest in Rockies Express effective March 31, 2017, and the Douglas Gathering System on June 5, 2017, as well as the higher incremental borrowing rate on the 2024 Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.

Unrealized gain on derivative instrument. Unrealized gain on derivative instrument of $1.9 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively, represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $63.5 million and $24.7 million for the six months ended June 30, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $63.5 million for six months ended June 30, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $10.1 million associated with our 49.99% membership interest in Rockies Express, as well as $1.4 million related to our 20% membership interest in Deeprock Development during the six months ended June 30, 2017. Equity in earnings of unconsolidated investments of $24.7 million for the six months ended June 30, 2016 represents earnings associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $1.4 million related to our 20% membership interest in Deeprock Development during the six months ended June 30, 2016. For additional information, see Note 8 – Investments in Unconsolidated Affiliates.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the six months ended June 30, 2017 was $0.3 million compared to $0.8 million for the six months ended June 30, 2016. The decrease in other income was driven by lower income related to reimbursable projects at TIGT due to contract modifications.
Deferred income tax expense. Deferred income tax expense for the six months ended June 30, 2017 was $12.3 million, compared to a deferred income tax expense of $9.6 million for the six months ended June 30, 2016, which represents an increase of $2.8 million, or 29%. The increase in deferred tax expense was driven by changes in state apportionment rates on the total deferred tax asset and the increase in taxable income during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude oil transportation services	$89,855	$93,322	$174,186	$187,894
Sales of natural gas, NGLs, and crude oil	6,007	148	6,670	148
Processing and other revenues	190	92	288	174
Total revenues	96,052	93,562	181,144	188,216
Operating costs and expenses:
Cost of sales	5,449	—	5,449	—
Cost of transportation services	11,141	11,487	22,334	23,355
Operations and maintenance	3,767	3,616	7,517	7,928
Depreciation and amortization	13,480	13,287	26,887	26,241
General and administrative	5,048	5,749	10,577	11,257
Taxes, other than income taxes	5,393	4,217	11,891	10,268
Contract termination	—	8,061	—	8,061
Total operating costs and expenses	44,278	46,417	84,655	87,110
Operating income	$51,774	$47,145	$96,489	$101,106

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues. Crude Oil Transportation & Logistics segment revenues were $96.1 million for the three months ended June 30, 2017, compared to $93.6 million for the three months ended June 30, 2016, which represents an increase of $2.5 million, or 3%, in segment revenues driven by a $5.9 million increase in sales of crude oil primarily due to increased volumes sold during the three months ended June 30, 2017 as a result of more favorable pricing than during the three months ended June 30, 2016, partially offset by a $3.5 million decrease in crude oil transportation services, primarily due to a $3.4 million increase in shipper deficiency payments and a $2.6 million decrease in the incremental barrels delivered during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by a $2.6 million increase in committed barrels shipped.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $44.3 million for the three months ended June 30, 2017 compared to $46.4 million for the three months ended June 30, 2016, which represents a decrease of $2.1 million, or 5%. The overall decrease in operating costs and expenses was primarily driven by the $8.1 million buyout of an operating agreement at the Sterling Terminal during the three months ended June 30, 2016, partially offset by a $5.4 million increase in cost of sales primarily due to increased volumes of crude oil sold during the three months ended June 30, 2016 and a $1.2 million increase in taxes, other than income taxes driven by assets placed in service throughout 2016.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues. Crude Oil Transportation & Logistics segment revenues were $181.1 million for the six months ended June 30, 2017, compared to $188.2 million for the six months ended June 30, 2016, which represents a decrease of $7.1 million, or 4%, in segment revenues driven by a $13.7 million decrease in crude oil transportation services, primarily due to a $10.0 million increase in shipper deficiency payments and a $8.1 million decrease in the incremental barrels delivered during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a $4.2 million increase in committed barrels shipped. The decrease in crude oil transportation services was partially offset by a $6.5 million increase in sales of crude oil primarily due to increased volumes of crude oil sold during the six months ended June 30, 2017 as a result of more favorable pricing than during the six months ended June 30, 2016.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $84.7 million for the six months ended June 30, 2017 compared to $87.1 million for the six months ended June 30, 2016, which represents a decrease of $2.5 million, or 3%. The overall decrease in operating costs and expenses was primarily driven by the $8.1 million buyout of an operating agreement at the Sterling Terminal during the six months ended June 30, 2016 and a $1.0 million decrease in cost of transportation services driven by lower throughput volumes during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were partially offset by a $5.4 million increase in cost of sales primarily due to increased volumes of crude oil sold during the six months ended June 30, 2017 and a $1.6 million increase in taxes, other than income taxes driven by assets placed in service throughout 2016.

The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Natural gas transportation services	$30,871	$30,092	$64,001	$60,727
Sales of natural gas, NGLs, and crude oil	539	48	2,190	396
Processing and other revenues	1,700	2,002	3,347	3,687
Total revenues	33,110	32,142	69,538	64,810
Operating costs and expenses:
Cost of sales	521	373	1,591	1,519
Cost of transportation services	482	842	1,242	3,297
Operations and maintenance	7,910	7,806	14,388	13,686
Depreciation and amortization	4,792	5,479	9,575	11,357
General and administrative	3,560	4,408	7,354	8,196
Taxes, other than income taxes	1,119	1,142	2,494	2,318
Total operating costs and expenses	18,384	20,050	36,644	40,373
Operating income	$14,726	$12,092	$32,894	$24,437

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues. Natural Gas Transportation & Logistics segment revenues were $33.1 million for the three months ended June 30, 2017, compared to $32.1 million for the three months ended June 30, 2016, which represents an increase of $1.0 million, or 3%, in segment revenues primarily due to a $0.8 million increase in natural gas transportation services and a $0.5 million increase in natural gas sales, partially offset by a $0.3 million decrease in other revenues. The increase in natural gas transportation services was driven by increased tariff rates at TIGT, partially offset by a change in the fuel recovery structure, beginning May 1, 2016 as a result of the rate case settlement discussed in Note 13 – Regulatory Matters, as well as higher volumes transported at Trailblazer due to the increased expansion capacity resulting from the pipeline integrity management program. The $0.5 million increase in natural gas sales was primarily driven by a noncash mark-to-market loss on natural gas commodity derivative contracts during the three months ended June 30, 2016 and a 38% increase in natural gas prices during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $18.4 million for the three months ended June 30, 2017, compared to $20.1 million for the three months ended June 30, 2016, which represents a decrease of $1.7 million, or 8%. The overall decrease in operating costs and expenses was primarily due to a $0.8 million decrease in general and administrative costs driven by higher costs associated with compliance activities and shared service allocations during the three months ended June 30, 2016 and a $0.7 million decrease in depreciation and amortization driven by changes in depreciation rates at TIGT as a result of the rate case settlement discussed above.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues. Natural Gas Transportation & Logistics segment revenues were $69.5 million for the six months ended June 30, 2017, compared to $64.8 million for the six months ended June 30, 2016, which represents an increase of $4.7 million, or 7%, in segment revenues due to a $3.3 million increase in natural gas transportation services driven by increased tariff rates at TIGT, partially offset by a change in the fuel recovery structure, as a result of the rate case settlement discussed above, as well as increased volumes transported at Trailblazer, and a $1.8 million increase in natural gas sales driven by increased volumes sold and a 38% increase in natural gas prices during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $36.6 million for the six months ended June 30, 2017, compared to $40.4 million for the six months ended June 30, 2016, which represents a decrease of $3.7 million, or 9%. The overall decrease in operating costs and expenses was primarily due to a $2.1 million decrease in the cost of transportation services driven by lower costs associated with fuel reimbursements as a result of changes to TIGT's fuel recovery structure and a $1.8 million decrease in depreciation and amortization driven by changes in depreciation rates at TIGT, both as a result of the rate case settlement discussed above.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$16,372	$16,634	$29,439	$30,212
Processing and other revenues	16,771	8,087	28,029	15,710
Total revenues	33,143	24,721	57,468	45,922
Operating costs and expenses:
Cost of sales	13,513	15,649	24,914	28,081
Cost of transportation services	4,480	592	7,374	1,143
Operations and maintenance	3,577	2,848	6,252	5,614
Depreciation and amortization	3,819	3,124	7,032	6,299
General and administrative	1,908	1,607	3,029	3,283
Taxes, other than income taxes	400	424	753	847
Loss (gain) on disposal of assets	184	1,849	(1,264)	1,849
Total operating costs and expenses	27,881	26,093	48,090	47,116
Operating income (loss)	$5,262	$(1,372)	$9,378	$(1,194)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues. Processing & Logistics segment revenues were $33.1 million for the three months ended June 30, 2017, compared to $24.7 million for the three months ended June 30, 2016, which represents an $8.4 million, or 34%, increase in segment revenues. The increase in segment revenues was primarily due to a $8.7 million increase in processing and other revenues driven by increased water business services revenue of $8.5 million as a result of increased fresh water transportation and produced water disposal volumes, partially offset by a $0.3 million decrease in sales of natural gas, NGLs, and crude oil. The decrease in sales of natural gas, NGLs, and crude oil was driven by lower volumes of NGLs sold, partially offset by a 16% increase in NGL prices and one month of residue natural gas sales from the Douglas Gathering System acquired on June 5, 2017.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $27.9 million for the three months ended June 30, 2017 compared to $26.1 million for the three months ended June 30, 2016, which represents an increase of $1.8 million, or 7%. The increase in operating costs and expenses was primarily due to a $3.9 million increase in cost of transportation services, driven by increased volumes in water business services as discussed above, and a $0.7 million increase in operations and maintenance and a $0.7 million increase in depreciation and amortization, both driven by the acquisition of the Douglas Gathering System. These increased costs were partially offset by a $2.1 million decrease in cost of sales driven by lower NGL sales and a $1.7 million decrease in loss on disposal of assets primarily related to assets destroyed by a fire caused by a lightning strike during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues. Processing & Logistics segment revenues were $57.5 million for the six months ended June 30, 2017, compared to $45.9 million for the six months ended June 30, 2016, which represents a $11.5 million, or 25%, increase in segment revenues. The increase in segment revenues was primarily due to a $12.3 million increase in processing and other revenues driven by increased water business services revenue of $13.3 million as a result of increased fresh water transportation and produced water disposal volumes. The increase in processing and other revenues was partially offset by a $0.8 million decrease in sales of natural gas, NGLs, and crude oil. The decrease in sales of natural gas, NGLs, and crude oil was driven by lower volumes of NGLs sold, partially offset by a 43% increase in NGL prices and one month of residue natural gas sales from the Douglas Gathering System.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $48.1 million for the six months ended June 30, 2017 compared to $47.1 million for the six months ended June 30, 2016, which represents an increase of $1.0 million, or 2%. The increase in operating costs and expenses was primarily due to a $6.2 million increase in cost of transportation services driven by increased fresh water transportation and produced water disposal volumes and a $0.7 million increase in depreciation and amortization driven by the acquisition of the Douglas Gathering System as discussed above. These increases were partially offset by a $3.2 million decrease in cost of sales driven by decreased NGL sales and a $3.1 million decrease in loss (gain) on disposal of assets primarily driven by a gain on disposal of assets from insurance proceeds received during the six months ended June 30, 2017 related to assets destroyed by a fire caused by a lightning strike during the six months ended June 30, 2016.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended June 30, 2017 were proceeds from TEP's issuance of long-term debt, borrowings under TEP's revolving credit facility, cash generated from operations, and proceeds from the issuance of TEP common units. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under TEP's revolving credit facility; and

•	future issuances of additional partnership units and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP's revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities at TEP. For additional information regarding our revolving credit facilities and senior unsecured notes, see Note 10 – Long-term Debt. For additional information regarding our equity transactions, see Note 11 – Partnership Equity and Distributions.
Our total liquidity as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash on hand	$873	$2,459

Total capacity under the TEP revolving credit facility	1,750,000	1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(1,348,000)	(1,015,000)
Less: Letters of credit issued under the TEP revolving credit facility	(60)	—
Available capacity under the TEP revolving credit facility	401,940	735,000
Total capacity under Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(147,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$3,000	$2,000
Total Liquidity	$405,813	$739,459

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
As of June 30, 2017, we had a working capital deficit of $79.8 million compared to a working capital deficit of $37.7 million at December 31, 2016, which represents an increase in the working capital deficit of $42.0 million. The overall increase in the working capital deficit was primarily attributable to changes in the following components:

•	an increase in deferred revenue of $24.8 million primarily from deficiency payments collected by Pony Express;

•	a decrease in derivative assets at fair value of $10.7 million as TEP exercised the remainder of the call option granted by TD;

•
an increase in accrued liabilities of $1.9 million primarily due to an increase in accrued interest driven by increased borrowings under the revolving credit facility and the issuance of the 2024 Notes; and

•	a decrease in inventory of $1.9 million primarily due to sales of crude oil during the six months ended June 30, 2017.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$237,970	$202,531
Investing activities	$(727,034)	$(527,704)
Financing activities	$487,478	$325,562
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Operating Activities. Cash flows provided by operating activities were $238.0 million and $202.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash flows provided by operating activities of $35.4 million was primarily driven by a $38.7 million increase in distributions received from Rockies Express.
Investing Activities. Cash flows used in investing activities were $727.0 million for the six months ended June 30, 2017. Investing cash outflows for the six months ended June 30, 2017 were primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express on March 31, 2017;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas on January 1, 2017;

•	cash outflows of $128.5 million for the acquisition of the Douglas Gathering System on June 5, 2017;

•
capital expenditures of $54.0 million, primarily due to spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System as discussed in Note 14 – Legal and Environmental Matters; and

•	contributions to Rockies Express in the amount of $17.8 million.
These cash outflows were partially offset by $27.3 million of distributions from Rockies Express in excess of cumulative earnings recognized.

Cash flows used in investing activities were $527.7 million for the six months ended June 30, 2016. Investing cash outflows for the six months ended June 30, 2016 were primarily driven by:
•cash outflows of $436.0 million for the acquisition of a 25% membership interest in Rockies Express on May 6, 2016;

•
cash outflows of $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express on January 1, 2016, the remainder of which is classified as a financing activity as discussed below; and

•	capital expenditures of $34.9 million, primarily due to post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal.
Financing Activities. Cash flows provided by financing activities were $487.5 million for the six months ended June 30, 2017. Financing cash inflows for the six months ended June 30, 2017 were primarily driven by:

•	proceeds from TEP's issuance of $350.0 million in aggregate principal amount of 5.50% Senior Notes due 2024;

•	net borrowings under the revolving credit facilities of $332.0 million; and

•	net cash proceeds of $112.8 million from TEP's issuance of 2,341,061 common units under its Equity Distribution Agreements.
These financing cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $145.1 million, consisting of distributions to TEP unitholders of $86.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $56.0 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $2.8 million;

•$72.4 million for TEP's exercise of the remainder of the call option granted by TD covering 1,703,094 common units;

•	$35.3 million for TEP's 736,262 common units repurchased from TD; and
•distributions to Class A shareholders of $32.8 million.
Cash flows provided by financing activities were $325.6 million for the six months ended June 30, 2016. Financing cash inflows for the six months ended June 30, 2016 were primarily driven by:

•	net borrowings under the TEP revolving credit facility of $525.0 million;

•	net cash proceeds of $261.8 million from TEP's issuance of 6,081,138 common units under its Equity Distribution Agreements; and

•	net cash proceeds of $90.0 million from TEP's issuance of 2,416,987 common units representing limited partnership interests in a private placement transaction.
These financing cash inflows were partially offset by cash outflows of:

•	$425.9 million for the portion of the acquisition of an additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired; and

•
distributions to noncontrolling interests of $109.6 million, which consisted of distributions to TEP unitholders of $64.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $41.9 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $3.3 million; and

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
Our distribution for the three months ended June 30, 2017, in the amount of $0.3425 per Class A share, or $19.9 million in the aggregate, was announced on July 5, 2017 and will be paid on August 14, 2017 to Class A shareholders of record on July 28, 2017.

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

We expect to incur approximately $150 million for expansion capital projects and approximately $15 million, net of anticipated reimbursements, for maintenance capital expenditures in 2017.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$4,057	$4,257
Expansion capital expenditures	44,227	19,639
Total capital expenditures incurred	$48,284	$23,896
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The decrease in maintenance capital expenditures to $4.1 million for the six months ended June 30, 2017 from $4.3 million for the six months ended June 30, 2016 is primarily driven by contributions from TD to TEP in order to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline, as discussed further in Note 14 – Legal and Environmental Matters. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The increase in expansion capital expenditures to $44.2 million for the six months ended June 30, 2017 is primarily driven by increased expansion capital expenditures in the Processing & Logistics and Crude Oil Transportation & Logistics segments. Expansion capital expenditures for the six months ended June 30, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System, as discussed in Note 14 – Legal and Environmental Matters. Expansion capital expenditures of $19.6 million for the six months ended June 30, 2016 consisted primarily of post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal.
In addition, we invested cash in unconsolidated affiliates of $17.8 million and $14.5 million during the six months ended June 30, 2017 and 2016, respectively, to fund our share of capital projects. During the six months ended June 30, 2017, we invested $7 million in a new unconsolidated affiliate, BNN Colorado Water, LLC ("BNN Colorado"). In connection with the investment in BNN Colorado, we made a commitment to fund capital expenditures estimated at $10.5 million, primarily during the remainder of 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Prior to our acquisition of the Douglas Gathering System on June 5, 2017, approximately 99% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. With our acquisition of the Douglas Gathering System, the largest existing firm fee contract was terminated because the counterparty to this contract, DCP Douglas, LLC, became our indirect wholly-owned subsidiary. In addition, we acquired a number of commodity sensitive gathering and processing contracts such as percent of proceeds or keep whole processing contracts in the acquisition. The integration of the Douglas Gathering System is ongoing and we are continuing to evaluate the ultimate impact from the acquisition on the percentage of our reserved processing capacity subject to firm or volumetric fee contracts.
Our Processing & Logistics segment comprised approximately 7% and 1% of our operating income for the six months ended June 30, 2017 and 2016, respectively. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. Starting in the second half of 2014, the prices of crude oil, natural gas, and NGLs became extremely volatile and declined significantly. Downward pressure and volatility of commodity prices continued in 2015 before recovering somewhat in 2016 and 2017. These declines directly and indirectly resulted in lower realizations and processing volumes on our percent of proceeds and keep whole processing contracts.
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
We measure the risk of price changes in our crude oil and natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts primarily for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices.
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of June 30, 2017, assuming a parallel shift in the forward curve through the end of 2017:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contracts (1)	$207	$(139)	$139
Natural gas derivative contracts (2)	$13	$58	$(58)

(1)	Represents the sale of 30,000 barrels of crude oil by our Crude Oil Transportation & Logistics segment which will settle throughout 2017.

(2)
Represents long natural gas swaps outstanding with a notional volume of approximately 0.2 Bcf covering a portion of the natural gas that is expected to be purchased by our Processing & Logistics segment throughout 2017.

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
Interest Rate Risk
As described in Note 10 – Long-term Debt, Tallgrass Equity currently has $147 million in outstanding borrowings under its revolving credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity's option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
As of June 30, 2017, TEP has issued $750 million of 5.50% senior notes due 2024. In addition, TEP currently has a $1.75 billion revolving credit facility with borrowings of approximately $1.35 billion as of June 30, 2017. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.75% to 1.75% for the three months ended June 30, 2017 and 0.50% to 2.50% for periods after June 30, 2017, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.7 million based on our debt obligations as of June 30, 2017.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BB+ or Ba1 and better credit ratings or are part of corporate families with such credit ratings as of June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2016 Form 10-K for the year ended December 31, 2016 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2017. There have been no material changes to the risk factors contained in our 2016 Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1
Second Amended and Restated Credit Agreement, dated June 2, 2017, by and among Tallgrass Energy Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP's Quarterly Report on Form 10-Q filed on August 2, 2017).

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

Tallgrass Energy GP, LP
(registrant)
		By:	TEGP Management, LLC, its general partner

Date:	August 2, 2017	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)