Form 10-K
period 2017-12-31
Tallgrass Energy GP, LP
filed 2018-02-13
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $25.43 of the Registrant's Class A shares, as reported by the New York Stock Exchange on such date) was approximately $1,452.6 million. On February 13, 2018, the Registrant had 58,085,002 Class A shares and 126,709,225 Class B shares outstanding.

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
FERC: the United States Federal Energy Regulatory Commission.
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
GAAP: accounting principles generally accepted in the United States of America.
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
MMBtu: one million British Thermal Units.
Mcf: one thousand cubic feet.
MDth: one thousand dekatherms.
MMcf: one million cubic feet.
Natural gas liquids or NGLs: those hydrocarbons in natural gas that are separated from the natural gas as liquids through the process of absorption, condensation, or other methods in natural gas processing or cycling plants. Generally, such liquids consist of propane and heavier hydrocarbons and are commonly referred to as lease condensate, natural gasoline and liquefied petroleum gases. Natural gas liquids include natural gas plant liquids (primarily ethane, propane, butane and isobutane) and lease condensate (primarily pentanes produced from natural gas at lease separators and field facilities).
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
NYSE: New York Stock Exchange.
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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report and the documents incorporated by reference herein contain forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "could," "will," "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our infrastructure programs, revenue projections, capital expenditures and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay distributions to our Class A shareholders;

•	our receipt of, and amount of, distributions from Tallgrass Equity;

•	TEP's ability to complete and integrate acquisitions, including the acquisitions discussed in Item 1.—Business, "Acquisitions;"

•
the demand for TEP's services, including crude oil transportation, storage, gathering and terminalling services; natural gas transportation, storage, gathering and processing services; and water business services, as well as our ability to successfully contract or re-contract with our customers

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

•
operating hazards and other risks incidental to transporting, storing, gathering and terminalling crude oil; transporting, storing, gathering and processing natural gas; and transporting, gathering and disposing of water produced in connection with hydrocarbon exploration and production activities;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in tax laws, regulations and status;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Annual Report.
Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to the securities laws.
Item 1. Business
Overview
TEGP is a limited partnership formed in 2015 that has elected to be treated as a corporation for U.S. federal income tax purposes. We were formed as part of a reorganization involving entities that were previously controlled by Tallgrass Equity to effect the initial public offering of our Class A shares (the "TEGP IPO"), which was completed on May 12, 2015. Our sole cash-generating asset is an approximate 31.43% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in TEP and its membership interest in Rockies Express Pipeline LLC ("Rockies Express") as described below:

•
Tallgrass Equity owns 100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns all the general partner interest in TEP as well as all the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at February 13, 2018.

•
Tallgrass Equity owns 25,619,218 TEP common units, representing an approximately 34.60% limited partner interest in TEP at February 13, 2018, inclusive of the 5,619,218 TEP common units acquired from Tallgrass Development on February 7, 2018 as described below.

•
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, LLC, a wholly-owned subsidiary of Tallgrass Equity ("Tallgrass Development Holdings"), and as a result of the merger, Tallgrass Equity acquired a 25.01% membership in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development.

TEP is a publicly traded, growth-oriented limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. TEP's operations are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Marcellus, Utica, Niobrara, Bakken, Mississippi Lime, and Eagle Ford shale formations. TEP intends to continue to utilize the significant experience of its management team to execute its growth strategy of acquiring midstream assets, increasing utilization of its existing assets and expanding its systems through construction of additional assets.
TEP's reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering and processing facilities; crude oil gathering, storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; the transportation of NGLs; and the marketing of crude oil and NGLs.

Additional segment and financial information is contained in TEP's segment results included in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data of this Annual Report.
Our Assets
The following map shows our primary assets, which consist of natural gas transportation, storage, gathering and processing assets, crude oil transportation, storage, gathering and terminalling assets, and water business services assets. Each of these assets are described in more detail below. Connected third party refineries are also indicated on the map below.

North Dakota Footprint
BNN North Dakota
Powder River
West Frenchie Draw
Tallgrass Crude Gathering
Douglas Gas Gathering
Wind River
Green River
Casper
Douglas
Opal
Wyoming
Guernsey
Nebraska
Wamsutter
Cheyenne
Huntsman Storage
Buckingham Terminal
Beatrice
Uinta
Meeker
BNN Fresh Water
Sterling Terminal
Denver
Piceance
D-J Basin
Colorado
Kansas City
Illinois
Indiana
Ohio
Clarington
Lebanon
Missouri
Central Kansas Uplift
McPherson
El Dorado
Kansas
Hugoton
Appalachian
Texas Footprint
BNN West Texas (Permian)
BNN Effluent Business (Eagle Ford)
Ponca City
Anadarko
Cushing Terminal
Texas
Oklahoma

ROCKIES EXPRESS PIPELINE
LEASE OF OVERTHRUST PIPELINE CAPACITY
PONY EXPRESS SYSTEM
OIL TERMINAL
CONNECTED THIRD PARTY REFINERY
BNN Water Solutions
TIGT SYSTEM PIPELINE
TIGT SYSTEM STORAGE FIELD
TRAILBLAZER PIPELINE
TALLGRASS MIDSTREAM FACILITIES
NE COLORADO WATER & NGL INFRASTRUCTURE

Natural Gas Transportation Segment
Rockies Express Pipeline. TEP owns a 49.99% membership interest in Rockies Express. As discussed in Note 22 –Subsequent Events, on February 7, 2018, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express in connection with the merger of Tallgrass Development into Tallgrass Development Holdings, bringing the aggregate membership interest of Rockies Express under the control of TEGP to 75%. Rockies Express owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system with approximately 1,712 miles of transportation pipelines, including laterals, extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline") and consists of three zones:

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

For the year ended December 31, 2017, approximately 97% of Rockies Express' revenues were generated under firm fee contracts.

The following tables provide information regarding the Rockies Express Pipeline for the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Approximate average daily deliveries (Bcf/d) (1)	4.3	3.2	2.5

	Approximate Capacity	Total Firm Contracted Capacity (2)	Approximate % of Capacity Subscribed under Firm Contracts	Weighted Average Remaining Firm Contract Life (3)
West-to-east	2.0 Bcf/d	1.5 Bcf/d	75%	3 years
East-to-west	2.6 Bcf/d	2.6 Bcf/d	100%	15 years

(1)	Reflects average total daily deliveries for the Rockies Express Pipeline, regardless of flow direction or distance traveled.

(2)
Reflects total capacity reserved under long-term firm fee contracts as of December 31, 2017. West-to-east firm contracted capacity excludes the 0.2 Bcf/d contracted with Ultra beginning December 1, 2019 as part of the settlement agreement discussed in Note 19 – Legal and Environmental Matters.

(3)
Weighted by contracted capacity as of December 31, 2017. Weighted average remaining firm contract life of west-to-east contracts excludes the 0.2 Bcf/d contract with Ultra discussed above. After giving effect to the Ultra contract agreement reached in January 2017, the weighted average life of the west-to-east contract lives would be approximately 4 years.

TIGT System. TEP owns a 100% membership interest in Tallgrass Interstate Gas Transmission, LLC ("TIGT"), which owns the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system with approximately 4,641 miles of varying diameter transportation pipelines serving Wyoming, Colorado, Kansas, Missouri and Nebraska (the "TIGT System"). The TIGT System includes the Huntsman natural gas storage facility located in Cheyenne County, Nebraska. The TIGT System primarily provides transportation and storage services to on-system customers such as local distribution companies and industrial users, including ethanol plants, and irrigation and grain drying operations, which depend on the TIGT System's interconnections to their facilities to meet their demand for natural gas and a majority of whom pay FERC-approved recourse rates. For the year ended December 31, 2017, approximately 93% of the TIGT System's transportation revenue was generated from contracts with on-system customers.
Trailblazer Pipeline. TEP owns a 100% membership interest in Trailblazer Pipeline Company LLC ("Trailblazer"), which owns the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system with approximately 465 miles of transportation pipelines, including laterals, that begins along the border of Wyoming and Colorado and extends to Beatrice, Nebraska (the "Trailblazer Pipeline"). During the year ended December 31, 2017, substantially all of Trailblazer Pipeline's operationally available long-haul capacity was contracted under firm transportation contracts.

The following tables provide information regarding the TIGT System and Trailblazer Pipeline for the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Approximate average daily deliveries (Bcf/d)	1.2	1.1	1.1

	Approximate Number of Miles	Approximate Capacity		Total Firm Contracted Capacity (1)	Approximate % of Capacity Subscribed under Firm Contracts	Weighted Average Remaining Firm Contract Life (2)
Transportation	5,106	2.0 Bcf/d		1.7 Bcf/d	83%	4 years
Storage	n/a	15.974 Bcf	(3)	11 Bcf	69%	4 years

(1)	Reflects total capacity reserved under long-term firm fee contracts, including backhaul service, as of December 31, 2017.

(2)	Weighted by contracted capacity as of December 31, 2017.

(3)	The FERC certificated working gas storage capacity.
NatGas. TEP owns a 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas"), which is the operator of the Rockies Express Pipeline and receives a fee from Rockies Express as compensation for its services.
Crude Oil Transportation Segment
Pony Express. TEP currently provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through its membership interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express"). As discussed in Note 22 – Subsequent Events, TEP acquired the remaining 2% membership interest in Pony Express from Tallgrass Development effective February 1, 2018, bringing its aggregate membership interest in Pony Express to 100%. Pony Express owns an approximately 769-mile crude oil pipeline commencing in Guernsey, Wyoming, and terminating in Cushing, Oklahoma, with delivery points at the McPherson, El Dorado and Ponca City refineries and in Cushing, Oklahoma, and a lateral in Northeast Colorado that commences in Weld County, Colorado, and interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System"). In addition, Pony Express is currently constructing a 55-mile extension that will extend the Pony Express System beginning at a new origin near Platteville, Colorado and ending at the Buckingham Terminal (together, the “Platteville Extension”). TEP believes the Pony Express System is positioned as a low-cost, competitive transportation system with access to Bakken Shale, DJ Basin and Powder River Basin production.
The table below sets forth certain information regarding the Pony Express System as of December 31, 2017 and for the periods indicated:

Approximate Design Capacity (bbls/d) (1)	Approximate Contractible Capacity Under Contract (1)(2)	Weighted Average Remaining Firm Contract Life (3)	Approximate Average Daily Throughput (bbls/d)
			Year Ended December 31,
			2017	2016	2015
320,000	100%	3 years	267,734	285,507	236,256	(4)

(1)	Excludes additional capacity related to the Pony Express System's ability to inject drag reducing agent, which is an additive that increases pipeline flow efficiency.

(2)
TEP is required to make no less than 10% of design capacity available for non-contract, or "walk-up", shippers. Approximately 100% of the remaining design capacity (or available contractible capacity) is committed under contract.

(3)
Based on the average annual reservation capacity for each such contract's remaining life. The weighted average remaining firm contract life reflects the Continental Resources, Inc. ("Continental Resources") contract extension effective January 1, 2018.

(4)
Approximate average daily throughput for the three months ended December 31, 2015 was 288,362 bbls/d. Approximate average daily throughput for the year ended December 31, 2015 reflects the volumetric ramp-up during the year due to the construction and expansion efforts of the Pony Express lateral in Northeast Colorado and third-party pipelines with which Pony Express shares joint tariffs.

Gathering, Processing & Terminalling Segment
Midstream Facilities. TEP owns a 100% membership interest in Tallgrass Midstream, LLC ("TMID"), which owns and operates a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System") that was acquired on June 5, 2017. TMID also owns and operates natural gas processing plants in Casper and Douglas, Wyoming and a natural gas treating facility at West Frenchie Draw, Wyoming (collectively with the Douglas Gathering System, the "Midstream Facilities"). The Casper and Douglas plants currently have combined processing capacity of approximately 190 MMcf/d. The Casper plant also has an NGL fractionator with a capacity of approximately 3,500 barrels per day. The natural gas processed and treated at these facilities primarily comes from the Wind River Basin and the Powder River Basin, both in central Wyoming. TMID also owns and operates an NGL pipeline with an approximate capacity of 19,500 barrels per day that transports NGLs from a processing plant in Northeast Colorado to an interconnect with Overland Pass Pipeline, and an NGL pipeline that originates at our Douglas facility and interconnects with ONEOK's Bakken NGL Pipeline. Each of TEP's NGL pipelines are supported by 10-year leases for 100% of their respective pipeline capacity, with the lease for the NGL pipeline in Northeast Colorado having commenced in October 2015, and the lease for the NGL pipeline from our Douglas facility having commenced on January 1, 2017. During the year ended December 31, 2017, approximately 17%, 53%, and 30% of TMID's operating income came from firm fee, volumetric fee, and commodity sensitive contracts, respectively.
TEP also provides crude oil gathering services for customers in Wyoming through a 50-mile crude oil gathering system in the Powder River Basin (the "PRB Crude System") acquired on August 3, 2017. As discussed in Note 22 – Subsequent Events, TEP has agreed to sell the PRB Crude System to an affiliate of Silver Creek Midstream, LLC. The sale is expected to close in February 2018.
The table below sets forth certain information regarding natural gas gathering and processing at the Midstream Facilities as of December 31, 2017 and for the years ended December 31, 2017, 2016, and 2015:

	Approximate Capacity (MMcf/d)		Approximate Average Volumes (MMcf/d)
			Year Ended December 31,
			2017		2016	2015
Gathering	75		37	(1)	N/A	N/A
Processing	190	(2)	109		103	122

(1)	Reflects approximate average gathering volumes subsequent to our acquisition of the Douglas Gathering System on June 5, 2017.

(2)	The West Frenchie Draw natural gas treating facility treats natural gas before it flows into the Casper and Douglas plants and therefore does not result in additional inlet capacity.
Water Solutions. TEP provides water business services through its 100% membership interest in BNN Water Solutions, LLC ("Water Solutions"). Water Solutions owns and operates a freshwater delivery and storage system and a produced water gathering and disposal system in Weld County, Colorado and a produced water disposal facility in Campbell County, Wyoming. Water Solutions is also the sole voting member and owns a 75.19% membership interest in BNN West Texas, LLC ("West Texas"), which owns a produced water gathering and disposal system in Reeves and Reagan Counties, Texas that is operated by Water Solutions and owns a 63% membership interest in BNN Colorado Water, LLC ("BNN Colorado"), which owns a freshwater storage reservoir and supply pipeline in Weld County, Colorado. These systems are used to support third party exploration, development, and production of oil and natural gas. Water Solutions also sources treated wastewater from municipalities in Texas and recycles flowback water and other water produced in association with the production of oil and gas in Colorado. In January 2018, Water Solutions acquired a 100% membership interest in Buckhorn Energy Services, LLC and Buckhorn SWD Solutions, LLC (collectively, "BNN North Dakota"). BNN North Dakota owns a produced water gathering and disposal system in the Bakken basin with approximately 133,000 acres under dedication.

The table below sets forth certain information regarding the Water Solutions assets as of December 31, 2017 and for the years ended December 31, 2017, 2016, and 2015:

	Approximate Capacity Under Contract	Approximate Current Design Capacity (bbls/d)		Remaining Contract Life	Approximate Average Volumes (bbls/d)
					Year Ended December 31,
					2017	2016	2015
Freshwater	68%	30,863	(1)	3	69,139	13,201	14,579
Gathering and Disposal	67%	45,000	(2)	7	31,511	11,307	7,951

(1)
Represents design capacity at our BNN Western, LLC ("Western") owned facilities. Western also has access to an additional 144,539 bbls/d under supply arrangements, which are not included in the approximate current design capacity.

(2)
Represents the combined daily disposal well injection capacity for the Western produced water gathering and disposal system acquired in December 2015 and the West Texas produced water gathering and disposal system which commenced operations by Water Solutions in March 2016.

Terminals. TEP provides crude oil storage and terminalling services through its 100% membership interest in Tallgrass Terminals, LLC ("Terminals"). Terminals owns and operates several assets providing storage capacity and additional injection points for the Pony Express System, including the crude oil terminal near Sterling, Colorado with approximately 1.3 million bbls of storage capacity (the "Sterling Terminal") and the crude oil terminal in Weld County, Colorado with four truck unloading skids capable of receiving up to 16,000 bbls per day (the "Buckingham Terminal"). Terminals also owns an approximately 60% membership interest in Deeprock Development, LLC ("Deeprock Development"), which owns a crude oil terminal in Cushing, Oklahoma with approximately 2.3 million bbls of storage capacity (the "Cushing Terminal"). As discussed in Note 22 – Subsequent Events, on January 2, 2018, Terminals acquired an approximately 38% membership interest in Deeprock North, LLC ("Deeprock North"), which was merged into Deeprock Development immediately following the acquisition. Deeprock North owned a terminal facility in Cushing, Oklahoma adjacent to the existing Deeprock Development facilities, bringing the total storage capacity of the Cushing Terminal to approximately 4.0 million barrels. In addition, Terminals is currently constructing both the Grasslands Terminal, which will connect to the Platteville Extension, and the Natoma Terminal in Central Kansas, and owns projects currently under development to provide additional storage capacity and other potential service opportunities, including approximately 550 acres in Cushing, Oklahoma and approximately 250 acres in Guernsey, Wyoming.
The table below sets forth certain information regarding Terminals as of December 31, 2017:

Approximate Storage Capacity (bbls)	Approximate Storage Capacity Under Contract	Weighted Average Remaining Contract Life
3,750,000	93%	19 years
Stanchion. During 2017, TEP established Stanchion Energy, LLC ("Stanchion"), to engage in the marketing of crude oil. Stanchion currently consists of three employees who primarily engage in the purchase and sale of crude oil.
Major Customers
For the year ended December 31, 2017, Continental Resources accounted for approximately 15% of our revenues on a consolidated basis. The loss of this customer could have a material adverse effect on our financial results.
Organizational Structure
Our general partner interest is held by TEGP Management, LLC, whose sole member is Tallgrass Energy Holdings. Tallgrass Energy Holdings is also the general partner of Tallgrass Development. A group of persons, which we refer to as the Exchange Right Holders, collectively own all our outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of Class B shares) for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged. The Exchange Right Holders primarily consist of Kelso, EMG, and Tallgrass KC. Tallgrass KC refers to Tallgrass KC, LLC, which is an entity owned by certain members of our and TEP's management. Certain of the Exchange Right Holders collectively own 100% of the voting power of Tallgrass Energy Holdings.

On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, a wholly-owned subsidiary of Tallgrass Equity, and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development.
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
Our operations are conducted directly and indirectly through, and our operating assets are owned by, our subsidiaries. Our general partner is responsible for conducting our business and managing our operations. However, Tallgrass Energy Holdings effectively controls our business and affairs through the exercise of its rights as the party that controls the sole member of our general partner, including its right to appoint members to the board of directors of our general partner.

The chart below shows the structure of Tallgrass Energy Holdings and its subsidiaries as of February 13, 2018 in a summary format.

Exchange Right Holders[1]
100% membership interest
Tallgrass Energy Holdings, LLC
("Holdings")
126,709,225 Class B Shares
68.57% limited partner interest
Not entitled to distributions from TEGP
Limited Voting Rights
Exchange Right: one Tallgrass Equity unit
and one Class B share
Exchangeable for one Class A share
100% membership interest
TEGP MANAGEMENT, LLC
TEGP
PUBLIC INVESTORS
general partner interest:
Not entitled to distributions from
TEGP
58,085,002 Class A Shares
31.43% limited partner interest
Entitled to 100% of distributions
from TEGP
TALLGRASS ENERGY GP, LP
(NYSE: TEGP)
58,085,002 Tallgrass Equity Units
31.43% controlling and economic interest
TALLGRASS EQUITY, LLC
("Tallgrass Equity")
126,709,225 Tallgrass Equity Units
68.57% non-controlling and economic interest
100% membership interest
TALLGRASS DEVELOPMENT
HOLDINGS, LLC
TALLGRASS MLP GP, LLC
25.01% Rockies Express
25,619,218 Common Units
34.60% limited partner interest
1.13% general partner interest
and incentive distribution rights
TEP
PUBLIC INVESTORS
TALLGRASS ENERGY PARTNERS, LP
(NYSE: TEP)
47,580,535 Common Units
64.27% limited partner interest
TALLGRASS MLP OPERATIONS,
LLC
TALLGRASS ENERGY FINANCE
CORP.
OPERATING SUBSIDIARIES

[1] Certain of the minority investors holding Class B Shares and Tallgrass Equity Units do not own membership interests in Holdings.

Tallgrass Development
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development. Prior to the merger, Tallgrass Development was controlled by its general partner, Tallgrass Energy Holdings, which continues to indirectly control our general partner.
Historically, TEP has acquired a number of its assets from Tallgrass Development. In connection with TEP's initial public offering on May 17, 2013 (the "TEP IPO"), Tallgrass Development contributed to TEP 100% of the membership interests in TIGT and TMID. Since then, TEP has acquired the following additional assets from Tallgrass Development: (1) in April 2014, a 100% membership interest in Trailblazer, (2) in four separate transactions, the most recent of which was effective on February 1, 2018, a 100% membership interest in Pony Express, (3) in January 2017, a 100% membership interest in NatGas and Terminals, (4) in March 2017, a 24.99% membership interest in Rockies Express, and (5) effective February 1, 2018, a 100% membership interest in Tallgrass Operations, LLC, which primarily owns certain administrative assets consisting primarily of information technology assets. In addition, in May 2016 Tallgrass Development assigned TEP its right to purchase a 25% membership interest in Rockies Express from a unit of Sempra U.S. Gas and Power ("Sempra") pursuant to the purchase agreement originally entered into between Tallgrass Development's wholly-owned subsidiary and Sempra in March 2016.
Pursuant to an Omnibus Agreement entered into upon the closing of the TEP IPO, among TEP, TEP GP, Tallgrass Development Holdings (as successor to Tallgrass Development) and Tallgrass Energy Holdings (the "TEP Omnibus Agreement"), Tallgrass Development Holdings has granted TEP a right of first offer to acquire certain assets, if Tallgrass Development Holdings decides to sell such assets to a non-affiliate. The only asset currently owned by Tallgrass Development Holdings subject to such right of first offer is the 25.01% membership interest in Rockies Express. Tallgrass Development Holdings is otherwise under no obligation to offer to sell TEP additional assets or to pursue acquisitions jointly with TEP, and TEP is under no obligation to buy any assets from Tallgrass Development Holdings or pursue any such joint acquisitions.
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
Acquisitions
The acquisition of midstream assets and businesses that are strategic and complementary to TEP's existing operations constitutes an integral component of its business strategy and growth objectives. Such assets and businesses include natural gas transportation, storage, gathering and processing assets, crude oil transportation, storage, gathering and terminalling assets, and water business services assets and other energy assets that have characteristics and provide opportunities similar to TEP's existing business lines and enable TEP to leverage its assets, knowledge and skill sets. Below are summaries of significant acquisitions TEP completed in 2017 and in early 2018, as discussed in Note 4 – Acquisitions and Note 22 – Subsequent Events.

•
Terminals and NatGas. In January 2017, TEP acquired 100% of the issued and outstanding membership interests in Terminals and 100% of the issued and outstanding membership interests in NatGas from Tallgrass Development for total cash consideration of $140 million.

•
Additional Membership Interest in Rockies Express. In March 2017, TEP acquired an additional 24.99% membership interests in Rockies Express from Tallgrass Development for cash consideration of $400 million.

•
Douglas Gathering System. In June 2017, TEP acquired 100% of the membership interests in DCP Douglas, LLC (subsequently renamed as Tallgrass Midstream Gathering, LLC) for approximately $128.5 million, subject to working capital adjustments.

•
Additional Interests in Deeprock Development. In July 2017, TEP acquired an additional 40% membership interest in Deeprock Development from Kinder Morgan Cushing, LLC for cash consideration of approximately $57.2 million, net of cash acquired. TEP subsequently acquired an additional 9% membership interest in Deeprock Development from Deeprock Energy Resources LLC ("DER") for total consideration valued at approximately $13.1 million, consisting of approximately $6.4 million in cash and the issuance of 128,790 TEP common units (valued at approximately $6.7 million based on the July 20, 2017 closing price of TEP's common units).

•
PRB Crude System. In August 2017, TEP acquired 100% of the membership interests of Outrigger Powder River Operating, LLC (subsequently renamed as Tallgrass Crude Gathering, LLC, "TCG") for approximately $36 million. As discussed in Note 22 – Subsequent Events, TEP entered into an agreement in February 2018 with an affiliate of Silver Creek Midstream, LLC ("Silver Creek") to form Iron Horse Pipeline, a new joint venture pipeline to transport crude oil from the Powder River Basin. In addition to forming the joint venture, TEP also agreed to sell to Silver Creek our 100% membership interest in TCG. TEP expects to close the sale of TCG and the formation of the joint venture in February 2018.

•
Deeprock North. In January 2018, TEP acquired a 38% membership interest in Deeprock North from Kinder Morgan Deeprock North Holdco, LLC for cash consideration of $19.5 million. Immediately following the acquisition, Deeprock North was merged into Deeprock Development. Subsequent to the acquisition and merger, Terminals owns approximately 60% of the combined entity.

•
Pawnee Terminal. In January 2018, TEP entered into an agreement to acquire a 51% membership interest in the Pawnee, Colorado crude oil terminal from Zenith Energy Terminals Holdings, LLC for cash consideration of approximately $31 million, subject to working capital adjustments. TEP expects the transaction to close in the first quarter of 2018, subject to certain closing conditions.

•	BNN North Dakota. In January 2018, TEP acquired a 100% membership interest in BNN North Dakota for cash consideration of approximately $95.0 million, subject to working capital adjustments.

•
Additional Interest in Pony Express. In February 2018, we acquired the remaining 2% membership interest in Pony Express, along with administrative assets consisting primarily of information technology assets, from Tallgrass Development for cash consideration of approximately $60 million, bringing its aggregate membership interest in Pony Express to 100%.

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
Additionally, pending and future construction projects, if and when brought online, may also compete with TEP's natural gas transportation, storage, gathering and processing services, crude oil transportation, storage, gathering and terminalling services, and water transportation, gathering and disposal services. Further, natural gas as a fuel, and fuels derived from crude oil, compete with other forms of energy available to users, including electricity, coal, other liquid fuels and alternative energy. Increased demand for such forms of energy at the expense of natural gas or fuels derived from crude oil could lead to a reduction in demand for TEP's services. Moreover, several other factors may influence the demand for natural gas and crude oil which in turn influences the demand for TEP's services, including price changes, the availability of natural gas and crude oil and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, weather, and the ability to convert to alternative fuels.
TEP's principal competitors in its natural gas transportation and storage business include companies that own major natural gas pipelines, such as Spectra Energy Partners, Kinder Morgan, Northern Natural Gas Company, Southern Star Central Gas Pipeline, Inc., Energy Transfer Partners, EQT Midstream Partners, and Williams, some of whom also have existing storage facilities connected to their transportation systems that compete with TEP's storage facilities.
Pony Express encounters competition in the crude oil transportation business. A number of pipeline companies compete with Pony Express to service takeaway volumes in markets that Pony Express currently serves, including pipelines owned and operated by Sinclair, Plains All American, Suncor, SemGroup, Magellan Midstream Partners, Anadarko, NGL Energy Partners, Energy Transfer Partners, and Enbridge Energy Partners. Pony Express also competes with rail facilities, which can provide more delivery optionality to crude oil producers and marketers looking to capitalize on basis differentials between two primary crude oil price benchmarks (West Texas Intermediate Crude and Brent Crude), and with refineries that source barrels in areas served by Pony Express. In addition, Terminals encounters competition in the crude oil storage and terminalling business from similar facilities owned by Magellan Midstream Partners, NGL Energy Partners, Plains All American, Blueknight Energy Partners, SemGroup, and Enbridge Energy Partners.
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
Regulatory Environment
Federal Energy Regulatory Commission
TEP provides open-access interstate transportation service on its natural gas transportation systems pursuant to tariffs approved by the FERC. As interstate transportation and storage systems, the rates, terms of service and continued operations of the Rockies Express Pipeline, the TIGT System and the Trailblazer Pipeline are subject to regulation by the FERC, under among other statutes, the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or the NGPA, and the Energy Policy Act of 2005, or EPAct 2005. The rates and terms of service on the Pony Express System are subject to regulation by the FERC under the Interstate Commerce Act, or the ICA, and the Energy Policy Act of 1992. TEP provides interstate transportation service on the Pony Express System pursuant to tariffs on file with the FERC. TEP's NGL pipeline that interconnects with Overland Pass Pipeline is leased to a third party who has obtained a waiver for itself from the FERC from the tariff, filing and reporting requirements of the ICA, and TEP's NGL pipeline that interconnects with ONEOK's Bakken NGL Pipeline is leased to a third party who is obligated to operate the leased pipeline in conformance with the ICA as a FERC regulated NGL pipeline.
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
The rates and terms for access to interstate natural gas pipeline transportation services are subject to extensive regulation and the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of these initiatives, interstate natural gas transportation and marketing entities have been substantially restructured to remove barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from competing effectively with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The FERC's regulations require, among other things, that interstate natural gas pipelines provide firm and interruptible transportation service on an open access basis, provide internet access to current information about available pipeline capacity and other relevant information, and permit pipeline shippers under certain circumstances to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. The result of the FERC's initiatives has been to eliminate interstate natural gas pipelines' historical role of providing bundled sales service of natural gas and to require pipelines to offer unbundled storage and transportation services on a not unduly discriminatory or preferential basis. The rates for such transportation and storage services are subject to the FERC's ratemaking authority, and the FERC exercises its authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates; however, it also allows for discounted or negotiated rates as an alternative to cost-based rates and may grant market-based rates in certain circumstances. The FERC regulations also restrict interstate natural gas pipelines from sharing certain transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates.
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
Certain Outstanding Notices Issued by the FERC
FERC Advanced Notice of Proposed Rulemaking, Revisions to Indexing Policies and Page 700 of FERC Form No. 6, Docket No. RM17-1-000
On November 2, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking, under which the FERC is proposing changes to its regulation of oil pipelines in two different areas: (1) its policies regarding the permissible scope of rate increases based on its annual issuance of changes to the generic oil pipeline index, based on specific pipelines' earnings or their specific changes to costs; and (2) the reporting requirements for page 700 of FERC Form No. 6, Annual Report of Oil Pipeline Companies. The FERC's Advanced Notice of Proposed Rulemaking does not propose specific regulations, and may be followed by a Notice of Proposed Rulemaking proposing specific regulations or a Policy Statement announcing new or changed policies. Comments have been filed with the FERC by interested parties and the proceeding is pending before the FERC.
Inquiry Regarding the FERC's Policy for Recovery of Income Tax Costs, Docket No. PL17-1-000
On December 15, 2016, the FERC issued a Notice of Inquiry regarding the FERC's policy for recovery of income tax costs in pipeline cost of service rates. The FERC sought comments regarding how to address any double recovery resulting from the FERC's current income tax allowance and rate of return policies. This Notice of Inquiry follows the U.S. Court of Appeals for the District of Columbia Circuit holding in United Airlines, Inc., et al. v. FERC that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the income tax allowance and return on equity determined pursuant to the discounted cash flow methodology. Comments have been filed with the FERC by interested parties and the proceeding is pending before the FERC.
Examples of Our Dockets at the FERC

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
TIGT 2015 General Rate Case Filing
On October 30, 2015, in Docket No. RP16-137-000, et seq., TIGT filed a general rate case with the FERC pursuant to Section 4 of the NGA. The general rate case was ultimately resolved by settlement, which the FERC approved on November 2, 2016, and a compliance filing that modernized TIGT’s FERC Gas Tariff, consistent with prior FERC orders, which the FERC accepted on March 16, 2017. Per the terms of the settlement, TIGT is required to file a new general rate case on May 1, 2019 (provided that such rate case is not pre-empted by a pre-filing settlement).
For additional information, see Note 18 – Regulatory Matters.
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
Additionally, PHMSA is also currently considering changes to its regulations. On December 14, 2016, PHMSA issued an interim final rule, or IFR, that addresses safety issues related to downhole facilities, including well integrity, well bore tubing, and casing at underground natural gas storage facilities. The IFR incorporates by reference two of the American Petroleum Institute’s Recommended Practice standards and mandates certain reporting requirements for operators of underground natural gas storage facilities. Operators of natural gas storage facilities were given one year from January 18, 2017, the effective date of the IFR, to implement this first set of PHMSA regulations governing underground storage fields. PHSMA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the IFR that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. On January 13, 2017, PHMSA finalized new hazardous liquid pipeline safety regulations. Among other things, the final rule requires additional event-driven and periodic inspections, requires the use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate in-line inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Accordingly, the anticipated January 2017 rulemaking was never published in the Federal Register.
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
Trailblazer
Starting in 2014, Trailblazer’s operating capacity was decreased as a result of smart tool surveys that identified approximately 25 - 35 miles of pipe as potentially requiring repair or replacement. During 2016 and 2017, Trailblazer incurred approximately $21.8 million of remediation costs to address this issue, including replacing approximately 8 miles of pipe. To date the pressure and capacity reduction has not prevented Trailblazer from fulfilling its firm service obligations at existing subscription levels or had a material adverse financial impact on us. However, Trailblazer intends to continue performing remediation to increase and maximize its operating capacity over the long-term and expects to spend in excess of $20 million during 2018 for this pipe replacement and remediation work. Trailblazer is exploring all possible cost recovery options to recover expenditures, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
In connection with TEP's acquisition of Trailblazer in April 2014, TD agreed to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline. The contractual indemnity was capped at $20 million and subject to an annual $1.5 million deductible. TEP has received the entirety of the $20 million from TD pursuant to the contractual indemnity as of December 31, 2017.
Pony Express
In connection with certain crack tool runs on the Pony Express System completed in 2015 and 2016, Pony Express completed approximately $10 million of remediation in 2016 for anomalies identified on the Pony Express System associated with portions of the pipeline that were converted from natural gas to crude oil service, and completed additional remediation in 2017 on the Pony Express System of approximately $8.2 million.

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
Historically, TEP's total expenditures for environmental control measures and for remediation have not been significant in relation to TEP's consolidated financial position or results of operations. It is reasonably likely, however, that the long-term trend in environmental legislation and regulations will eventually move towards more restrictive standards. Compliance with these standards is expected to increase the cost of conducting business.
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
The EPA finalized a rule, effective August 2, 2016, under the New Source Performance Standard Program, or NSPS Program, to limit methane emissions from the oil and gas and transmission sectors. The rule sets additional emissions limits for volatile organic compounds and regulates methane emissions for new and modified sources in the oil and gas industry. The EPA is currently reconsidering the rule and has proposed to stay its requirements. However, the rule currently remains in effect. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes. Also, effective January 17, 2017 the Bureau of Land Management of the U.S. Department of the Interior, or BLM, imposed new rules to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In December 2017, the BLM issued a final rule that temporarily suspends or delays these requirements until January 2019, while the BLM considers revising or rescinding these requirements.

Developments in GHG Regulations
Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas and products produced from crude oil, are examples of GHGs. The EPA has determined that the emission of GHGs present an endangerment to public health and the environment because emissions of such gases contribute to the warming of the Earth's atmosphere and other climatic changes. Various laws and regulations exist or are under development that seek to regulate the emission of such GHGs, including the EPA programs to control GHG emissions and state actions to develop statewide or regional programs. In recent years, the U.S. Congress has considered, but not adopted, legislation to reduce emissions of GHGs. There have also been efforts to regulate GHGs at an international level, most recently in the Paris Agreement, which was signed on April 22, 2016 by 175 countries, including the United States. The Paris Agreement will require countries to review and "represent a progression" in their intended, nationally-determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in August of 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020.
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
Regulation of Hydraulic Fracturing
A sizeable portion of the hydrocarbons TEP transports, processes, and stores comes from hydraulically fractured wells. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process typically involves the injection of water, sand and a small percentage of chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state's oil and gas commission; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act, or SDWA, and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where the EPA is the permitting authority. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In addition, some states, including those in which TEP operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Other states, including states in which TEP operates, have restrictions on produced water storage from hydraulic fracturing operations and the operation of produced water disposal wells. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, and in some cases, may seek to ban hydraulic fracturing entirely. Some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including temporary or permanent bans, additional permit requirements, operational restrictions and chemical disclosure obligations on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas.
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
Federal and State Waters
The Federal Water Pollution Control Act, also known as the Clean Water Act, or the CWA, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including petroleum products, into state waters or waters of the United States. In 2015, the EPA and the U.S. Army Corps of Engineers adopted a rule to clarify the meaning of the term "waters of the United States" with respect to federal jurisdiction. This rule has been challenged in federal courts at both the appellate and district court levels. Based on a January 2018 U.S. Supreme Court decision, only the district courts were determined to have jurisdiction to hear the challenges. As a result, stays entered by district courts remain in effect, however, a stay previously issued by the Sixth Circuit is expected to be withdrawn. Accordingly, although the rule is currently stayed in several states pursuant to a district court decision, it could become effective in other states absent additional agency or judicial action. Many interested parties believe that the rule expands federal jurisdiction under the CWA. In July 2017, the EPA and the U.S. Army Corp of Engineers published a proposed rule to rescind the 2015 rule. In February 2018, the agencies also published a final rule adding a February 6, 2020 applicability date to the 2015 rule. The final rule adding this applicability date is currently subject to litigation. Regulations promulgated pursuant to the CWA and analogous state laws require that entities that discharge into federal and/or state waters obtain National Pollutant Discharge Elimination System, or NPDES, permits and/or state permits authorizing these discharges. The CWA and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the CWA and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. We believe that TEP is in substantial compliance with the CWA permitting requirements as well as the conditions imposed thereunder and that continued compliance with such existing permit conditions will not have a material effect on its results of operations.
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
Title to Properties and Rights-of-Way
TEP's real property generally falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits, surface use agreements, or licenses from landowners or governmental authorities, permitting the use of such land for our operations. We believe that TEP has satisfactory title to the material portions of the land on which its pipelines and facilities are owned by it in fee title. The remainder of the land on which TEP's pipelines and facilities are located are held by it pursuant primarily to leases, easements, rights-of-way, permits, surface use agreements or licenses between TEP, as grantee, and a third party, as grantor. We believe that TEP has satisfactory rights to all of the material parcels in which its interest derives from leases, easements, rights-of-way, permits and licenses.

Insurance
We generally share insurance coverage with Tallgrass Energy Holdings, for which we reimburse Tallgrass Energy Holdings and its affiliates for our share of the cost pursuant to the terms of the TEGP Omnibus Agreement and TEP Omnibus Agreement. This shared insurance program includes general and excess liability insurance, auto liability insurance, workers' compensation insurance, pollution, business interruption and property and director and officer liability insurance. All insurance coverage is in amounts which management believes are reasonable and appropriate.
Employees
We do not have any employees. We are managed and operated by the board of directors and executive officers of our general partner. All our employees are employed by Tallgrass Management, LLC, a wholly-owned subsidiary of Tallgrass Energy Holdings, and devote the portion of their time to our business and affairs that is reasonably required to manage and conduct our operations. Under the terms of the TEGP Omnibus Agreement, the TEP Omnibus Agreement and our partnership agreement, we reimburse Tallgrass Energy Holdings (and its affiliates) and our general partner, respectively, for the provision of various general and administrative services for our benefit and for direct expenses incurred by Tallgrass Energy Holdings (and its affiliates) or our general partner on our behalf, including services performed and expenses incurred by our executive management personnel in connection with our business and affairs.
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
Risks Related to Our Business
Our only cash-generating asset is a 31.43% membership interest in Tallgrass Equity and therefore our cash flow is entirely dependent upon the ability of TEP and Rockies Express to make cash distributions to Tallgrass Equity, and the ability of Tallgrass Equity to make cash distributions to us.
Our only current source of earnings and cash flow is cash distributions from Tallgrass Equity, which currently consists exclusively of cash distributions from TEP and Rockies Express. The amount of cash that TEP and Rockies Express can distribute to its owners, including Tallgrass Equity, principally depends upon the amount of cash each generates from its business. For a description of certain factors that can cause fluctuations in the amount of cash that TEP and Rockies Express generates from its business, please read the section entitled "Risks Related to TEP's and Rockies Express' Business." TEP and Rockies Express may not have sufficient available cash to continue paying distributions at the current level or at all. If TEP reduces its per unit distribution or Rockies Express reduces the distributions to its members, either because of reduced operating cash flow, higher expenses, capital requirements or otherwise, we will have less cash available for distribution to you and would likely be required to reduce our per share distribution to you. You should also be aware that the amount of cash TEP has available for distribution depends primarily upon TEP's distributable cash flow, including cash flow from the release of financial reserves as well as borrowings, not profitability, which will be affected by non-cash items. As a result, TEP may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.
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

•	our payment of any income taxes;

•	interest expense and principal payments on any indebtedness incurred by TEP, Rockies Express, Tallgrass Equity, TEP GP or us;

•
restrictions on distributions contained in Tallgrass Equity's, TEP's and Rockies Express' respective revolving credit facilities, the indenture governing TEP's 5.50% senior notes due 2024 and any future debt agreements entered into by Tallgrass Equity, TEP, TEP GP, Rockies Express or us;

•	reserves created by our general partner as necessary to permit Tallgrass Equity to make capital contributions to TEP GP, including for it to attain up to a 2.0% general partner interest in TEP; and

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
We own a 31.43% membership interest in Tallgrass Equity, which, through its ownership of all the membership interests in TEP GP, is entitled to receive increasing percentages (up to a maximum of 48%, to the extent not modified or eliminated) of any cash distributed by TEP in excess of $0.3048 per TEP common unit in any quarter. The majority of the cash flow we received from Tallgrass Equity in 2017 was derived from its ownership of these IDRs.
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
Because we distribute all our available cash, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. In fact, because our cash flow is generated solely from distributions we receive from Tallgrass Equity, which are derived from Tallgrass Equity's direct and indirect partnership interests in TEP and its membership interest in Rockies Express, our growth is currently completely dependent upon TEP and Rockies Express. The amount of distributions received by Tallgrass Equity, including distributions in respect of the IDRs, is based on distributions paid on each TEP common unit, the number of TEP common units outstanding, the number of TEP common units owned by Tallgrass Equity and the general partnership interest owned by TEP GP. If we issue additional Class A shares without canceling an equivalent number of Class B shares, Tallgrass Equity incurs additional debt, we incur debt or we or Tallgrass Equity are required to pay taxes, the payment of distributions on those additional Class A shares or interest on that debt or payment of such taxes could increase the risk that we will be unable to maintain or increase our cash distribution levels.
Our rate of growth will be reduced to the extent we purchase additional equity interests from TEP, which will reduce the percentage of our cash flow that we receive from the IDRs.
Our business strategy includes, where appropriate, supporting the growth of TEP through the use of our capital resources, including by potentially purchasing TEP common units or lending funds to TEP to finance acquisitions or internal growth projects. To the extent we purchase common units or securities not entitled to a current distribution from TEP, the rate of our distribution growth will be reduced, at least in the short-term, because a smaller percentage of our cash distributions would come from our ownership of the IDRs, which increase at a faster rate than TEP's common units and any similar equity interests TEP may issue in the future. For example, on February 7, 2018, Tallgrass Equity acquired an additional 5,619,218 TEP common units in connection with the merger of Tallgrass Development into Tallgrass Development Holdings. However, Tallgrass Equity will not receive the quarterly distribution on such units for the fourth quarter of 2017 as the record date for such distributions was January 31, 2018.
Restrictions in Tallgrass Equity's, TEP's and Rockies Express' respective revolving credit facilities and the indentures governing TEP's and Rockies Express' existing senior notes could limit Tallgrass Equity's ability to make distributions to us, thereby limiting our ability to make distributions to our Class A shareholders. Any credit facility we enter into in the future could pose similar restrictions that would further limit our ability to make distributions.
Tallgrass Equity's, TEP's and Rockies Express' respective revolving credit facilities and the indentures governing TEP's and Rockies Express' existing senior notes contain various operating and financial restrictions and covenants. Tallgrass Equity's, TEP's and Rockies Express' respective ability to comply with these restrictions and covenants may be affected by events beyond their control, including prevailing economic, financial and industry conditions. If Tallgrass Equity, TEP or Rockies Express is unable to comply with these restrictions and covenants, any indebtedness under these revolving credit facilities and indentures may become immediately due and payable and Tallgrass Equity's, TEP's and Rockies Express' respective lenders' commitment to make further loans under these revolving credit facilities may terminate. Tallgrass Equity, TEP and Rockies Express might not have, or be able to obtain, sufficient funds to make these accelerated payments.
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
For more information regarding Tallgrass Equity's revolving credit facility, please see Note 11 – Long-term Debt to the Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data. For more information regarding TEP's revolving credit facility and the indentures governing TEP's existing senior notes, please see the section "—Risks Related to TEP's and Rockies' Express Business - TEP's revolving credit facility and the indentures governing TEP's existing senior notes contain certain restrictions which could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders." For more information regarding Rockies Express' revolving credit facility and the indentures governing Rockies Express' existing senior notes, please see the sections "—Rockies Express has a substantial amount of indebtedness and Rockies Express may not be able to generate a sufficient amount of cash flow to meet its debt service obligations." and "—Rockies Express' revolving credit facility contains certain restrictions which could limit its financial flexibility and increase its financing costs."
Tallgrass Equity's ownership in TEP's IDRs, TEP's common units and TEP's general partner interest, are pledged under Tallgrass Equity's revolving credit facility.
Tallgrass Equity's direct ownership of the 25,619,218 TEP common units and its direct ownership of TEP's general partner (which owns the IDRs and general partner interest) are pledged as security under Tallgrass Equity's revolving credit facility. Tallgrass Equity's revolving credit facility contains customary and other events of default. Upon an event of default, the lenders under Tallgrass Equity's revolving credit facility could foreclose on Tallgrass Equity's ownership interest in TEP GP and the 25,619,218 TEP common units owned by Tallgrass Equity, which are the assets from which a significant amount of our cash flows are derived. Additionally, this foreclosure could ultimately result in a change in control of TEP GP, which would constitute an immediate event of default under TEP's credit facility. This would have a material adverse effect on our business, financial condition and results of operations.
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
In addition, if our Class A shareholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed except by vote of the holders of at least 80% of our outstanding shares, voting together as a single class. The Exchange Right Holders own 68.57% of our outstanding shares. This ownership level enables the Exchange Right Holders to prevent our general partner's removal.
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
Subject to certain limitations and exceptions, the Exchange Right Holders may cause the exchange of their Tallgrass Equity units (together with a corresponding number of Class B shares) for Class A shares (on a one-for-one basis, subject to customary conversion rate adjustments for equity splits and reclassification and other similar transactions) and then sell those Class A shares. Pursuant to a shareholder and registration rights agreement entered into with the Exchange Right Holders, we have registered the resale of 109,504,440 Class A shares issuable upon exercise of the Exchange Right pursuant to our Form S-3/A (File No. 333-210976) filed with the SEC on August 8, 2016, which became effective August 10, 2016. Following such registration, certain participating Exchange Right Holders sold 10,350,000 Class A Shares in a secondary offering that closed on November 22, 2016. We may also issue additional Class A shares or convertible securities in subsequent public or private offerings. We have also agreed to register the 27,554,785 Class A shares issuable upon the exercise of the Exchange Right with respect to the 27,554,785 units and Class B Shares, respectively, issued in connection with the acquisition of the 25.01% membership interest in Rockies Express and the 5,619,218 additional TEP common units acquired by Tallgrass Equity on February 7, 2018.
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
Tallgrass Energy Holdings has the ability to elect all of the members of our board of directors. In addition, Tallgrass Energy Holdings is able to determine the outcome of nearly all matters requiring shareholder approval, including certain mergers and other material transactions, and is able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. Certain of the Exchange Right Holders currently own 100% of the voting interests in Tallgrass Energy Holdings and entities and/or investment funds affiliated with (i) The Energy & Minerals Group, (ii) Kelso & Company and (iii) members of our and TEP's management each have the right to designate two members of the board of managers of Tallgrass Energy Holdings for so long as they maintain certain ownership percentages in Tallgrass Energy Holdings. Tallgrass Energy Holdings currently has a six-person board of managers. Tallgrass Energy Holdings continues to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not shareholders believe that the transaction is in their own best interests.
A valuation allowance on our deferred tax asset could reduce our earnings.
A significant deferred tax asset was recorded as a result of certain reorganization transactions completed in connection with the TEGP IPO. In November 2016, TEGP completed a Secondary Offering of Class A shares, which resulted in the recognition of an additional deferred tax asset. The aggregate deferred tax asset was $313.0 million as of December 31, 2017. GAAP requires that a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. If we were to determine that a valuation allowance was appropriate for our deferred tax asset, we would be required to take an immediate charge to earnings with a corresponding reduction of partners' equity and increase in balance sheet leverage as measured by debt to total capitalization.
The NYSE does not require a limited partnership like us or TEP to comply with certain of its corporate governance requirements.
Because we and TEP are limited partnerships, the NYSE does not require our general partner or TEP's general partner to have a majority of independent directors on their respective board of directors. The NYSE also does not require our general partner or TEP's general partner to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our shareholders and TEP's unitholders do not have the same protections afforded to certain corporations that are subject to all the NYSE corporate governance requirements. In addition, as limited partnerships, we and TEP are not required to seek shareholder or unitholder approval, as appropriate, for issuances of Class A shares or TEP common units, respectively, including issuances in excess of 20% of outstanding equity securities, or for issuances of equity to certain affiliates.
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
Rockies Express is a joint venture and our investment could be adversely affected by our lack of sole decision-making authority.
We and TEP do not control Rockies Express through our collective ownership of a 75% membership interest. Under the limited liability company agreement of Rockies Express, as amended, substantially all matters are decided by a vote of 80% of the membership interests, other than certain fundamental decisions that require a vote of 90% of the membership interests. As a result, all the decisions of the Rockies Express members effectively require unanimous approval of all three members of Rockies Express, including Phillips 66. Thus, our investment in Rockies Express involves risks that are not present when we and TEP are able to exercise control over an asset, including the possibility that the unaffiliated third-party member of Rockies Express might become bankrupt, fail to fund its required capital contributions or otherwise attempt to make business decisions with respect to Rockies Express that we do not believe are in its best interest. Moreover, under the Rockies Express limited liability company agreement, we are required to provide certain capital contributions in order to fund expenditures contemplated by Rockies Express' annual budget, and may be required to provide capital contributions under certain circumstances specified in the Rockies Express limited liability company agreement if determined to be reasonably necessary by a vote of Rockies Express' members.
The unaffiliated third-party member of Rockies Express may have economic or other business interests or goals that are inconsistent with our and TEP's business interests or goals. Although we generally anticipate that we will agree with TEP on managerial decisions at Rockies Express, we do not have a voting trust or other arrangement in place requiring Tallgrass Equity and TEP to vote jointly. Plus, the Rockies Express limited liability company agreement expressly permits Rockies Express members (including TEP) to make decisions with respect to their ownership interest without taking into account the interests of Rockies Express or any other member of Rockies Express.
Our membership interest in Rockies Express is subject to a right of first refusal, which may make it more difficult to sell our interest in Rockies Express in the future.
Under the terms of Rockies Express' limited liability company agreement, if any member desires to transfer its membership interest to an unaffiliated third party, each other member first has a right to purchase its proportionate share of the membership interest being sold. If we desire to sell all or any portion of our interest in Rockies Express to an unaffiliated third-party in the future, we will be required to first offer the sale of our membership interest to the other members, who will have 30 days to elect to purchase their proportionate interest before any sale or transfer to a third party may be consummated. This requirement could make it difficult for us to sell our interest in Rockies Express.
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
Certain of the Exchange Right Holders own 100% of the voting interests in Tallgrass Energy Holdings and the Exchange Right Holders hold a majority of the combined voting power of our Class A and Class B shares.
Certain of the Exchange Right Holders own 100% of the voting interests in Tallgrass Energy Holdings and the Exchange Right Holders hold approximately 68.57% of the combined voting power of our Class A and Class B shares. Although each of the Exchange Right Holders are entitled to act separately in their own respective interests with respect to their ownership interest in Tallgrass Energy Holdings and us, certain of the Exchange Right Holders collectively have the ability to elect all the members of Tallgrass Energy Holdings' board of managers, each of whom serves as a member of the board of directors of our general partner. So long as any of the Exchange Right Holders continue to own a significant amount of the voting interests in Tallgrass Energy Holdings, they will continue to be able to control our management and affairs.
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

Risks Related to TEP's and Rockies Express' Business
TEP may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to its general partner and its affiliates, to enable TEP to pay the quarterly distribution at the current distribution level, or at all, to holders of its common units.
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

•	its ability to renew or replace expiring long-term firm fee contracts with other long-term firm fee contracts;

•	the creditworthiness of its customers, particularly customers who are subject to firm fee contracts;

•	its ability to complete and integrate acquisitions;

•	the level of production of crude oil, natural gas and other hydrocarbons and the resultant market prices of natural gas, NGLs, crude oil and other hydrocarbons;

•	the actual and anticipated future prices, and the volatility thereof, of natural gas, crude oil and other commodities;

•	changes in the fees TEP charges for its services, including firm services and interruptible services;

•	TEP's ability to identify, develop, and complete internal growth projects or expansion capital expenditures on favorable terms to improve optimization of its current assets;

•	regional, domestic and foreign supply and perceptions of supply of natural gas, crude oil and other hydrocarbons;

•	the level of demand and perceptions of demand in end-user markets TEP directly or indirectly serves;

•
applicable laws and regulations affecting TEP and its customers' business, including the market for natural gas, crude oil, other hydrocarbons and water, the rates TEP can charge on its assets, how TEP contracts for services, its existing contracts, its operating costs or its operating flexibility;

•	the effect of worldwide energy conservation measures;

•	prevailing economic conditions.

•	the effect of seasonal variations in temperature and climate on the amount of customer products TEP is able to transport, store, process, gather, treat and dispose using its assets;

•	the realized pricing impacts on revenues and expenses that are directly related to commodity prices;

•	the level of competition from other midstream energy companies in its geographic markets;

•	the level of its operating and maintenance costs;

•	damage to its assets and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters or acts of terrorism;

•	outages in its assets;

•	the relationship between natural gas and NGL prices and resulting effect on processing margins; and

•	leaks or accidental releases of hazardous materials into the environment, whether as a result of human error or otherwise.
In addition, the actual amount of cash TEP will have available for distribution will depend on other factors, including:

•	its ability to borrow funds and access capital markets;

•	the level, timing and characterization of capital expenditures TEP makes;

•	the level of its general and administrative expenses, including reimbursements to its general partner and its affiliates, for services provided to TEP;

•	the cost of pursuing and completing acquisitions and capital expansion projects, if any;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner; and

•	other business risks affecting its cash levels.
If TEP is not able to renew or replace expiring customer contracts at favorable rates or on a long-term basis, its financial condition, results of operations, cash flows and ability to make cash distributions to its unitholders will be adversely affected.
A substantial majority of TEP's contracts for transporting, storing, and processing its customers' products on TEP's systems are long-term firm fee contracts with terms of various durations. For the year ended December 31, 2017, approximately 92% of its natural gas transportation and storage revenues were generated under firm fee transportation and storage contracts and approximately 88% of its crude oil transportation revenues were generated under firm fee transportation contracts. As of December 31, 2017, the weighted average remaining life of its long-term natural gas transportation contracts and natural gas storage contracts at TIGT and Trailblazer was approximately four years each, and the crude oil transportation contracts was approximately three years, reflective of the Continental Resources contract extension effective January 1, 2018. In addition, a majority of Rockies Express' west-to-east pipeline capacity is subject to long-term firm fee contracts that expire in 2019 and a significant amount of Rockies Express' revenue in 2017 was derived under these contracts.
TEP may be unable to maintain the long-term nature and economic structure of its current contract portfolio over time. Depending on prevailing market conditions at the time of a contract renewal, its natural gas transportation, storage and processing customers with long-term fee-based contracts may desire to enter into contracts with reduced fees, and may be unwilling to enter into long-term contracts at all. In addition, a significant portion of the long-term contracts for the Pony Express Pipeline expire in 2019 and those customers may unilaterally decide whether to renew such contracts. If these contracts are not renewed, Pony Express' ability to enter into replacement long-term contracts would be limited. Under current FERC policy, Pony Express is generally prohibited from entering into new long-term contracts that grant contract shippers priorities in prorationing under the ICA unless such contract relates to an increase in the capacity of the Pony Express Pipeline.
TEP's ability to renew or replace its expiring contracts on terms similar to, or more attractive than, those of its existing contracts is uncertain and depends on a number of factors beyond its control, including:

•	the level of existing and new competition to provide competing services to its markets;

•	the macroeconomic factors affecting crude oil and natural gas economics for our current and potential customers;

•	the balance of supply and demand for natural gas, crude oil and other hydrocarbons, on a short-term, seasonal and long-term basis, in the markets TEP directly and indirectly serves;

•	the extent to which the current and potential customers in its markets are willing to provide firm fee commitments on a long-term basis; and

•	the effects of federal, state or local laws or regulations on the contracting practices of its customers.
During periods of price reduction and high volatility in the commodity markets, TEP expects customers will generally be less likely to enter into long-term firm fee contracts, and even if they enter into such contracts, may only be willing to provide acreage dedications to our assets rather than firm fee commitments. Acreage dedications typically do not require TEP's customers to pay us unless they utilize our assets, and they may also be subject to challenge in bankruptcy proceedings.
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
Although TEP attempts to assess the creditworthiness of its customers, suppliers and contract counterparties, there can be no assurance that its assessments will be accurate or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on its business, results of operations, financial condition and ability to make cash distributions to its unitholders. TEP's long-term firm fee contracts obligate its customers to pay demand charges regardless of whether they utilize its assets, except for certain circumstances outlined in applicable customer agreements. As a result, during the term of its long-term firm fee contracts and absent an event of force majeure, its revenues will generally depend on its customers' financial condition and their ability to pay rather than upon the extent to which our customers actually utilize our assets. Periods of price reduction and high volatility in the commodity markets could impact their ability to meet their financial obligations to TEP. Further, TEP's contract counterparties may not perform or adhere to TEP's existing or future contractual arrangements. To the extent one or more of TEP's contract counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material nonpayment or nonperformance by TEP's contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on its business, results of operations, financial condition and ability to make cash distributions to its unitholders.
For example, in 2016, Ultra Resources, Inc., or Ultra, defaulted on its firm transportation service agreement with Rockies Express for approximately 0.2 Bcf/d through November 11, 2019, and as a result, Rockies Express filed a lawsuit seeking approximately $303 million in damages and other relief. Approximately 13% of Rockies Express' revenue in 2015 was derived from the Ultra contract. In April 2016, Ultra filed for bankruptcy protection and in January 2017, Rockies Express and Ultra agreed to settle Rockies Express’ claim against Ultra's bankruptcy estate. In accordance with the settlement agreement, Ultra made a cash payment to Rockies Express of $150 million on July 12, 2017, and entered into a new, seven-year firm transportation agreement with Rockies Express commencing December 1, 2019, for west-to-east service of 0.2 Bcf/d at a rate of approximately $0.37, or approximately $26.8 million annually.
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
Although the Triad and Ultra claims were ultimately settled, and on terms TEP views as favorable, future bankruptcy proceedings with a counterparty may not result in a favorable settlement for TEP.
The procedures and policies TEP uses to manage its exposure to credit risk, such as credit analysis, credit monitoring and, in some cases, requiring credit support, cannot fully eliminate counterparty credit risks. In accordance with FERC regulations and its own internal credit policies, counterparties with investment grade credit ratings are deemed able to meet their financial obligations to TEP without requiring credit support in the form of a letter of credit or prepayment. Although TEP asks for credit support from customers it deems to not be creditworthy or upon a deterioration of the financial condition of an existing customer, some customers may be unwilling or unable to provide it due to liquidity constraints. To the extent its procedures and policies prove to be inadequate or TEP is unable to obtain credit support, its financial position and results of operations may be negatively impacted.
Some of TEP's counterparties may be highly leveraged or have limited financial resources and are subject to their own operating and regulatory risks. Even if its credit review and analysis mechanisms work properly, TEP may experience financial losses in its dealings with such parties. As seen with the decline and volatility in crude oil prices from the second half of 2014 through the first half of 2016, prices for crude oil and natural gas are subject to large fluctuations in response to changes in supply and demand, market uncertainty and a variety of other factors that are beyond its control. Such volatility in commodity prices might have an impact on many of TEP's counterparties and their ability to borrow and obtain additional capital on attractive terms, which, in turn, could have a negative impact on their ability to meet their obligations to TEP.
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
TEP relies on certain key customers for a portion of revenues. For example, for the year ended December 31, 2017, Continental Resources accounted for approximately 15% of our revenues on a consolidated basis. In addition, for the year ended December 31, 2017, approximately 51% of its consolidated revenues were represented by the top ten customers on its Pony Express System. TEP owns a 49.99% membership interest in Rockies Express and Tallgrass Equity owns a 25.01% membership interest in Rockies Express, which is not consolidated for financial reporting purposes. Approximately 20%, 13%, and 12%, respectively, of Rockies Express' total revenues as of December 31, 2017 were represented by Rockies Express' three largest non-affiliated shippers.
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
If TEP is unable to make acquisitions on economically acceptable terms, its future growth will be limited, and the acquisitions TEP does make may reduce, rather than increase, its cash generated from operations on a per unit basis.
TEP's ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per unit basis.
The acquisition component of TEP's strategy is based, in part, on its expectation of ongoing divestitures of midstream energy assets by industry participants. Many factors could impair TEP's access to future midstream assets. A material decrease in divestitures of midstream energy assets by industry participants would limit TEP's opportunities for future acquisitions and could have a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders. Prior to February 7, 2018, Tallgrass Development was TEP's primary source of acquisitions. Now that Tallgrass Development has divested its entire asset portfolio and merged out of existence, TEP's growth through acquisitions will rely almost exclusively on buying assets or businesses from third parties.
TEP's future growth and ability to increase distributions will be limited if TEP is unable to make accretive acquisitions because, among other reasons, (i) TEP is unable to identify attractive acquisition opportunities, (ii) TEP is unable to negotiate acceptable purchase contracts, (iii) TEP is unable to obtain financing for these acquisitions on economically acceptable terms, (iv) TEP is outbid by competitors or (v) TEP is unable to obtain necessary governmental or third-party consents. Furthermore, even if TEP does make acquisitions that TEP believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. For example, TEP completed a number of acquisitions in 2017, including the acquisition of 100% of the membership interests in Terminals and 100% of the membership interests in NatGas from Tallgrass Development in January 2017, an additional 24.99% membership interest in Rockies Express from Tallgrass Development in March 2017, 100% of the membership interests in DCP Douglas, LLC from DCP Midstream in June 2017, an additional 40% membership interest in Deeprock Development from Kinder Morgan in July 2017, and 100% of the membership interests of TCG from Outrigger Energy in August 2017. If certain risks or unanticipated liabilities were to arise, the desired benefits of these acquisition may not be fully realized and TEP's future financial performance and results of operations could be negatively impacted.
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
In order to expand TEP's asset base through acquisitions or capital projects, TEP may need to make expansion capital expenditures. If TEP does not make sufficient or effective expansion capital expenditures, TEP will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions. TEP could be required to use cash from its operations or incur borrowings or sell additional common units or other limited partner interests in order to fund its expansion capital expenditures. Using cash from operations will reduce cash available for distribution to its common unitholders. TEP's ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering as well as the covenants in its debt agreements, general economic conditions and contingencies and uncertainties that are beyond its control. Even if TEP is successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders. In addition, incurring additional debt may significantly increase its interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease its ability to pay distributions at the then-current distribution rate. TEP does not currently have any commitment with its general partner or other affiliates, including Tallgrass Energy Holdings, for them to provide any direct or indirect financial assistance to TEP.
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
To the extent that a customer's actual throughput volumes or volumes serviced are above its minimum volume commitment for the applicable period, the customer may use the excess volumes to credit against future deficiency payments in subsequent periods. As of December 31, 2017, Pony Express had a cumulative net deficiency balance of $88.4 million and a cumulative shipper incremental balance of $1.5 million.
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
TEP's ability to renew or replace its existing contracts at rates sufficient to maintain current revenues and current cash flows could be adversely affected by the activities of its competitors. Some of its competitors have assets in closer proximity to certain hydrocarbon supplies and have available idle capacity in existing assets that may require no or minimal capital investments for use. For example, several pipelines access many of the same basins as TEP's assets and provide transport to customers in the Rocky Mountain, Appalachian Mountain and Midwest regions of the United States, such as the Dakota Access Pipeline, Saddlehorn-Grand Mesa Pipeline and White Cliffs Pipeline that compete with the Pony Express Pipeline. Pony

Express also competes with rail facilities, which can provide more delivery optionality to crude oil producers and marketers looking to capitalize on basis differentials between two primary crude oil benchmarks (West Texas Intermediate Crude and Brent Crude). Furthermore, Tallgrass Energy Holdings and its affiliates are not limited in their ability to compete with TEP.
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
Further, natural gas as a fuel, and fuels derived from crude oil, compete with other forms of energy available to users, including electricity, coal, other fuels and alternative energy. Increased demand for such forms of energy at the expense of natural gas or fuels derived from crude oil could lead to a reduction in demand for TEP's services.
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
One of the ways TEP may grow its business is by constructing additions or modifications to its existing facilities. TEP also may construct new facilities, either near its existing operations or in new areas. Construction projects require significant amounts of capital and involve numerous regulatory, environmental, political, legal and operational uncertainties, many of which are beyond its control. TEP may be unable to complete announced construction projects on schedule, at the budgeted cost, or at all, which could have a material adverse effect on its business and results of operations. For example, in June 2014, Michels Corporation, or Michels, filed a complaint and request for relief against Rockies Express as a result of work performed by Michels to construct the Seneca Lateral Pipeline in Ohio. Michels sought unspecified damages from Rockies Express and asserted claims of breach of contract, negligent misrepresentation, unjust enrichment and quantum meruit, and also filed notices of Mechanic's Liens in Monroe and Noble Counties, asserting $24.2 million as the amount due. In February 2017, Rockies Express and Michels resolved the claims brought by Michels in exchange for a $10 million cash payment by Rockies Express.
Although TEP evaluates and monitors each capital spending project and tries to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond its control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, releases) affecting TEP’s facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	changes in market conditions impacting long lead-time projects;

•	market-related increases in a project's debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.
These projects also involve numerous economic uncertainties and the cash flow generated from these projects may not meet expectations or project estimates. Moreover, TEP may not receive any material increase in operating cash flow from a project for some time or at all. For instance, with respect to the Rockies Express Zone 3 Capacity Enhancement Project, substantially all the construction expenditures were incurred during 2015 and 2016, yet Rockies Express only received increases in cash flow from the project after it was placed in service in January 2017. In 2017, TEP began incurring construction expenditures in connection with commencing construction of the Platteville Extension Project on the Pony Express

System and the Cheyenne Connector Pipeline. However, TEP will not receive any increases in cash flow from these projects until such project is completed and placed in-service.
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
As of December 31, 2017, approximately 45% of TEP's contracted natural gas transportation firm capacity was provided under long-term, fixed price "negotiated or discount rate" contracts that are not subject to adjustment, even if its cost to perform such services exceeds the revenues received from such contracts, and, as a result, its costs could exceed its revenues received under such contracts. It is possible that costs to perform services under its "negotiated or discount rate" contracts will exceed the negotiated or discounted rates. It is also possible with respect to discounted rates that if its filed "recourse rates" should ever be reduced below applicable discounted rates, TEP would only be allowed by the FERC to charge the lower recourse rates, since FERC policy does not allow discount rates to be charged to the extent that they exceed applicable recourse rates. If these events were to occur, it could decrease the cash flow realized by TEP's assets and, therefore, the cash TEP has available for distributions to its unitholders.
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
A significant amount of the revenue currently generated by the Pony Express System and the Rockies Express Pipeline are from contracts that contain most favored nations rights, limiting flexibility to offer certain capacity to new shippers.
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
Rockies Express' foundation and anchor shippers for west-to-east service hold certain MFNs granting them a right to a rate reduction in certain instances where Rockies Express provides service to another shipper at a rate lower than the foundation or anchor shipper rate for a term of one year or greater or, in the case of the foundation shipper, from certain specified receipt locations. The MFNs effectively limit Rockies Express' flexibility in negotiating rates for some of its services with other shippers, because triggering the MFNs of the foundation and anchor shippers could lead to a reduction in the rates that Rockies Express charges, which could have a material adverse effect on Rockies Express' revenues, cash flow and results of operations, which in turn could impair TEP's and Rockies Express' ability to make distributions to its equity holders and our ability to make distributions to our shareholders.

If third-party pipelines or other facilities interconnected to TEP's systems become partially or fully unavailable, if the volumes TEP transports do not meet the quality requirements of such pipelines or facilities, or if claims are made against TEP for events that occur downstream of its interconnection with third-party facilities, its revenues and its ability to make distributions to its unitholders could be adversely affected.
TEP's assets typically connect to other pipelines or facilities owned, leased and/or operated by unaffiliated third parties, such as ONEOK Bakken Pipeline, L.L.C., Whiting Petroleum, and others. For example, TEP's Pony Express System connects to upstream joint tariff pipelines, including the Belle Fourche Pipeline owned by the True Companies (which also own and operate the Bridger Pipeline upstream of the Belle Fourche Pipeline) and the Double H Pipeline owned by Kinder Morgan, which are responsible for delivering a substantial portion of the crude oil for transportation on the Pony Express System. In addition, part of the crude oil TEP transports on the Pony Express System is either stored in crude oil tanks located on, or pumped over to downstream pipelines that interconnect through, the Cushing Terminal, which TEP does not operate.
The continuing operation of such third-party facilities and other midstream facilities is not within its control. These pipelines, plants and other midstream facilities may become unavailable to TEP for any number of reasons, including because of testing, turnarounds, line repair, extended unscheduled maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements, conversion to another form of commodity transportation service, cessation of operations, curtailments of receipt or deliveries due to insufficient capacity or because of damage from weather events or other operational hazards. For example, the operations of the Bridger Pipeline's Poplar System were down for approximately five months during the first half of 2015 due to a pipeline release. Bridger declared a force majeure as a result of this event and temporarily lacked the capacity to make up volumes on other lines that directly or indirectly deliver crude oil into designated origin points on the Pony Express System or the Belle Fourche Pipeline. The largest committed shipper on the Pony Express System also declared a force majeure as a result of this incident.
In addition, TEP's interconnection with third-party facilities may result in claims being made against it for events that occur downstream of its pipelines. For example, TIGT has been named as a defendant in a lawsuit for damages arising from a gas leak and home explosion that occurred in June 2014 in Finney County, Kansas. Although TIGT did not directly distribute natural gas to the home in question, the plaintiffs nonetheless allege that TIGT committed torts and otherwise violated federal safety laws. TIGT believes the claims are without merit and intends to vigorously defend them.
If the costs to TEP to access and transport on these third-party pipelines or any alternative pipelines significantly increase, if any of these pipelines or other midstream facilities become unable to receive, transport, store or process products from its assets, if the volumes TEP transports or processes do not meet the quality requirements of such pipelines or facilities, or if claims are made against TEP for events that occur downstream of its interconnection with third-party facilities, its revenues and its ability to make quarterly cash distributions to its unitholders could be adversely affected.
The lack of diversification of TEP's assets and geographic locations could adversely affect its ability to make distributions to its common unitholders.
TEP relies on revenues generated from its assets, which are primarily located in the Rocky Mountain, Appalachian Mountain and Midwest regions of the United States. Revenues on its assets primarily depend on exploration and production activities of its customers located in these regions. Due to its lack of diversification in assets and geographic location, an adverse development in these businesses or its customers' areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in supply or demand for hydrocarbons, could have a significantly greater impact on its results of operations and cash available for distribution to its common unitholders than if TEP maintained more diverse assets and locations. For example, its water business services are provided through a limited number of assets with a relatively high concentration in Weld County, Colorado. Thus, the growth and profitability of its water business services will be especially vulnerable to conditions and fluctuations in the local Weld County economy and subject to changes in local government regulations and priorities.
TEP's operations are dependent on its rights and ability to receive or renew the required permits and other approvals from governmental authorities and other third parties.
Performance of TEP's operations requires that TEP obtains and maintains numerous environmental and land use permits and other approvals authorizing its business activities. A decision by a governmental authority or other third party to deny, delay or restrictively condition the issuance of a new or renewed permit or other approval, or to revoke or substantially modify an existing permit or other approval, could have a material adverse effect on its ability to initiate or continue operations at the affected location or facility. Expansion of its existing operations and construction of new assets are both also predicated on securing the necessary environmental or land use permits and other approvals, which TEP may not receive in a timely manner or at all.
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
The revenue in TEP's Gathering, Processing & Terminalling segment largely depends on the amount of natural gas that its customers actually deliver to its natural gas processing plants.
During the year ended December 31, 2017, approximately 17%, 53%, and 30% of TMID's operating income came from firm fee, volumetric fee, and commodity sensitive contracts, respectively. On these volumetric fee contracts, TEP's revenue is largely tied to the amount of natural gas that its customers actually deliver to TEP's Casper and Douglas plants for processing. Unlike many pipeline transportation customers, TEP's natural gas processing customers are not generally subject to "take or pay" obligations. Thus, if its natural gas processing customers do not produce natural gas and deliver that natural gas to its processing plants to be processed, revenue for its Gathering, Processing & Terminalling segment will decline. As natural gas, crude oil or NGL prices decline, TEP's customers will likely make less money from the production of natural gas, crude oil or NGLs than it costs them to produce it. If that happens, its customers may not continue to produce natural gas and its revenue will decline. The decreased commodity prices in late 2014 through 2016 contributed to a significant drop in actual volumes from several producers from which TMID receives natural gas for processing. If processing volumes at TMID do not continue recovering over time, we could have an impairment of the goodwill at the TMID reporting unit, which is a component of our Gathering, Processing & Terminalling segment, and our revenue will decline. In addition, the fees its customers pay to reserve capacity at its processing plants may not deter those customers from processing their natural gas volumes at other facilities, with whom they may have had prior arrangements or otherwise.
TEP is exposed to direct commodity price risk with respect to some of its processing revenues and the utilization of commodity derivatives by Stanchion, and its exposure to direct commodity price risk may increase in the future.
TEP's Gathering, Processing & Terminalling segment operates under three types of contracts, two of which directly expose its cash flows to increases and decreases in the price of natural gas and NGLs: percent of proceeds and keep whole processing contracts. TEP does not currently hedge the commodity exposure inherent in these types of processing contracts, and as a result, its revenues and results of operations are impacted by fluctuations in the prices of natural gas and NGLs.
Percent of proceeds processing contracts generally provide upside in high commodity price environments, but result in lower margins in low commodity price environments. Under keep whole processing contracts, TEP's revenues and its cash flows generally increase or decrease as the prices of natural gas and NGLs fluctuate. The relationship between natural gas prices and NGL prices may also affect its profitability. When natural gas prices are low relative to NGL prices, it is more profitable for TEP to process natural gas under keep whole arrangements. When natural gas prices are high relative to NGL prices, it is less profitable for TEP and its customers to process natural gas both because of the higher value of natural gas and the increased cost (principally that of natural gas as a feedstock and a fuel) of separating the mixed NGLs from the natural gas. As a result, TEP may experience periods in which higher natural gas prices relative to NGL prices reduce its processing margins or reduce the volume of natural gas processed at some of its plants. In addition, NGL prices have historically been related to the market price of oil and as a result any significant changes in oil prices could also indirectly impact its operations. Indirectly, reduced commodity prices impact TEP through reduced exploration and production activity, which results in fewer opportunities for new business to offset natural volume declines. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For example, from the second half of 2014 through the first half of 2016, natural gas and crude oil prices declined substantially and these declines directly and indirectly resulted in lower processing volumes and realizations on its percent of proceeds and keep whole processing contracts.
In 2017, TEP also began utilizing commodity derivatives in connection with the operations of its crude oil marketing subsidiary, Stanchion. TEP's portfolio of derivative and other energy contracts may consist of contracts to buy and sell commodities that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that TEP does not anticipate or cannot manage, it could negatively affect TEP's results of operations. If a performance failure were to occur in one of TEP's contracts, TEP might incur losses in addition to amounts, if any, already recognized in its financial statements or paid to, or received from, counterparties. As a result, TEP's business, results of operations, financial condition and ability to pay distributions to TEP's unitholders may be adversely affected.
TEP's success depends on the supply and demand for natural gas and crude oil.
The success of TEP's business is in many ways impacted by the supply and demand for natural gas and crude oil. For example, its business can be negatively impacted by sustained downturns in supply and demand for natural gas and crude oil in the markets that TEP and its customers serve, including reductions in its ability to renew contracts on favorable terms and to construct new infrastructure. Further, a portion of the demand for its water business services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry's view of future oil and natural gas prices and are sensitive to the industry's view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to TEP. These effects could have a material adverse effect on its financial condition, results of operations and cash flows.
One of the major factors that will impact natural gas demand will be the potential growth of the demand for natural gas in the power generation market, particularly driven by the speed and level of existing coal-fired power generation that is replaced with natural gas-fired power generation. One of the major factors impacting domestic natural gas and crude oil supplies has been the significant growth in unconventional sources such as shale plays and the continued progression of hydraulic fracturing technology. The supply and demand for natural gas and crude oil, and therefore the future rate of growth of TEP's business, depends on these and many other factors outside of its control, including, but not limited to:

•	adverse changes in general global economic conditions;

•	adverse changes in domestic laws and regulations;

•	technological advancements that may drive further increases in production and reduction in costs of developing crude oil and natural gas shale plays;

•	the price and availability of other forms of energy, including alternative energy which may benefit from government subsidies;

•	adoption of various energy efficiency and conservation measures;

•	prices for natural gas, crude oil and NGLs;

•	decisions of the members of the Organization of the Petroleum Exporting Countries, or OPEC, regarding price and production controls;

•	increased costs to explore for, develop, produce, gather, process and transport natural gas or crude oil;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the nature and extent of, and changes in, governmental regulation, for example GHG legislation, taxation and hydraulic fracturing;

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
However, the development of additional natural gas and crude oil reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, storage, transportation and other facilities that permit natural gas and crude oil to be produced and products delivered to TEP's facilities. In addition, low prices for natural gas and crude oil, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could have a material adverse effect on the development and production of additional reserves, as well as storage, pipeline transportation, and import and export of natural gas and crude oil supplies. The volatility and sustained lower prices for crude oil and refined products from the second half of 2014 through the first half of 2016 led to a decline in drilling activity, production and refining of crude oil, and import levels in these areas. For example, in response to this volatility and lower prices, a number of producers in its areas of operation significantly reduced their capital budgets and drilling plans in 2015 through 2017. Even if those producers increase their capital budgets in areas TEP serves in 2018, it may take months before the increased capital spending has the possibility of resulting in increased utilization of TEP's assets. In addition, production may fluctuate for other reasons, including, for example, in the case of crude oil, the extent to which the members of OPEC abide by agreements regarding production controls. Furthermore, competition for natural gas and crude oil supplies to serve other markets could reduce the amount of natural gas and crude oil supply available for its customers. Accordingly, to maintain or increase the contracted capacity and/or the volume of products utilizing its assets, its customers must compete with others to obtain adequate supplies of natural gas and crude oil.
If new supplies of natural gas and crude oil are not obtained to replace the natural decline in volumes from existing supply basins, if natural gas and crude oil supplies are diverted to serve other markets, if environmental regulations restrict new natural gas and crude oil drilling or if OPEC does not maintain production controls, the overall demand for services on TEP's systems will likely decline, which could have a material adverse effect on its ability to renew or replace its current customer contracts when they expire and on its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.
TEP's natural gas, crude oil and liquids operations are subject to extensive regulation by federal, state and local regulatory authorities, which could have a material adverse effect on its business, financial condition, and results of operations.
TEP provides open-access interstate transportation service on its interstate natural gas transportation systems pursuant to tariffs approved by the FERC. TEP's interstate natural gas transportation and storage operations are regulated by the FERC, under the NGA, the NGPA, and the EPAct 2005. The Rockies Express Pipeline, the TIGT System and the Trailblazer Pipeline each operate under a tariff approved by the FERC that establishes rates and terms and conditions of service to its customers. The rates and terms of service on the Pony Express System are subject to regulation by the FERC under the ICA, and the Energy Policy Act of 1992. TEP provides interstate transportation service on the Pony Express System pursuant to tariffs on file with the FERC. TEP's NGL pipeline that interconnects with Overland Pass Pipeline is leased to a third party that has obtained a FERC waiver from the tariff, filing and reporting requirements of the ICA, and TEP's NGL pipeline that interconnects with ONEOK's Bakken NGL Pipeline is leased to a third party that is obligated to operate the leased pipeline in conformance with the ICA as a FERC-regulated NGL pipeline.

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
The FERC's authority over crude oil and NGL pipelines is less broad, extending to:

•	rates, rules and regulations of service;

•	the form of tariffs governing rates and service;

•	the maintenance of accounts and records; and

•	depreciation and amortization policies.
Interstate natural gas pipelines subject to the jurisdiction of the FERC may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust, unreasonable, unduly discriminatory, or preferential. The maximum recourse rates that TEP may charge for its natural gas transportation and storage services are established through the FERC's ratemaking process. The maximum applicable recourse rates and terms and conditions for service are set forth in its FERC-approved tariffs.
For example, TIGT filed a general rate case with the FERC pursuant to Section 4 of the NGA in October 2015, which resulted in a settlement that was approved by an order issued by the FERC on November 2, 2016. The settlement established settlement rates to be effective through at least April 30, 2019. In the event the assumptions relied upon during settlement negotiations were incorrect or the actual costs incurred to operate the TIGT System increase, TIGT's cash flows and its results of operations could be adversely affected.
Pursuant to the NGA, existing interstate natural gas transportation and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. TEP currently holds authority from the FERC to charge and collect (i) "recourse rates" (i.e., the maximum cost-based rates an interstate natural gas pipeline may charge for its services under its tariff); (ii) "discount rates" (i.e., rates offered by the natural gas pipeline to shippers at discounts vis-à-vis the recourse rates and that fall within the cost-based maximum and minimum rate levels set forth in the natural gas pipeline's tariff); and (iii) "negotiated rates" (i.e., rates negotiated and agreed to by the pipeline and the shipper for the contract term that may fall within or outside of the cost-based maximum and minimum rate levels set forth in the tariff, and which are individually filed with the FERC for review and acceptance). When capacity is available and offered for sale, the rates (which include reservation, commodity, surcharges, and fixed fuel and lost and unaccounted for charges) at which such capacity is sold are subject to regulatory approval and oversight. Regulators and customers on its natural gas pipeline systems have the right to protest or otherwise challenge the rates that TEP charges under a process prescribed by applicable regulations. The FERC may also initiate reviews of its rates. Customers on its interstate natural gas pipeline systems may also dispute terms and conditions contained in its agreements, as well as the interpretation and application of its tariffs, among other things.
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
Pony Express Pipeline's tariff rates may not always be eligible for increases to reflect a FERC index adjustment. For example, on November 2, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking, under which the FERC is proposing changes to its policies regarding the permissible scope of rate increases based on its annual issuance of changes to the generic oil pipeline index, based on specific pipelines' earnings or their specific changes to costs. The FERC's Advanced Notice of Proposed Rulemaking does not propose specific regulations, and may be followed by a Notice of Proposed Rulemaking proposing specific regulations or a Policy Statement announcing new or changed policies. This proceeding is pending before the FERC.
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
The FERC has promulgated rules and policies covering many aspects of its natural gas pipeline business, including regulations that require TEP to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential, provide internet access to current information about its available pipeline capacity and other relevant transmission information, and permit pipeline shippers to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. FERC regulations also prevent interstate natural gas pipelines from sharing customer information with marketing affiliates, and restrict how interstate natural gas pipelines share transportation information with marketing affiliates. FERC regulations require that certain transmission function personnel of interstate natural gas pipelines function independently of personnel engaged in natural gas marketing functions. Crude oil pipelines subject to the ICA must comply with FERC regulations that require the pipeline to act as a common carrier and not engage in undue discrimination or preferential treatment with respect to shippers. The ICA also prevents crude oil and NGL pipelines from disclosing certain shipper information without the shipper's consent.
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
In addition, new laws or regulations or different interpretations of existing laws or regulations applicable to TEP's pipeline systems or midstream facilities could have a material adverse effect on its business, financial condition, results of operations and prospects. For example, on November 22, 2017, in FERC Docket No. OR17-2-000, the FERC issued an Order on Petition for Declaratory Order addressing whether certain specific hypothetical transactions between a petroleum liquids pipeline and its marketing affiliate proposed by the petitioner, Magellan Midstream Partners, L.P., would violate the requirements of the ICA or the FERC’s regulations and policies. The FERC concluded that certain transactions proposed by the petitioner could be inconsistent with the ICA and the FERC’s policies. Various market participants filed requests for clarification or, in the alternative, rehearing of the November 22, 2017 declaratory order. On January 22, 2018, the FERC issued an order granting rehearing for further consideration, which afforded the FERC additional time to consider and rule on the pending clarification/rehearing requests. The outcome of this proceeding and any related proceeding(s) may require TEP to modify the business practices between its petroleum liquids pipelines regulated by FERC and its affiliated marketer, Stanchion. To the extent the foregoing proceedings result in substantial new restrictions on the transactions between petroleum liquids pipelines and their affiliated shippers, the business activities of Stanchion could be affected.
The FERC may also not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities. Further, the FERC is reviewing, and may possibly revise, its policies for analyzing whether proposed natural gas facilities are in the public convenience and necessity, including its Policy Statement on Certification of New Interstate Natural Gas Facilities issued in 1999. A change in such policies could delay or prevent the FERC's approval of proposed natural gas facilities, which could have a material impact on TEP's business. TEP may face challenges to its rates or terms of service in the future. Any successful challenge could materially and adversely affect its future earnings and cash flows.
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
On December 15, 2016, the FERC issued a Notice of Inquiry regarding the FERC's policy for recovery of income tax costs in pipeline cost of service rates. The FERC sought comments regarding how to address any double recovery resulting from the FERC's current income tax allowance and rate of return policies following the holding in United Airlines, Inc., et al. v. FERC. Comments have been filed with the FERC by interested parties and the proceeding is pending before the FERC. There is not likely to be a definitive resolution of these issues for some time, and the ultimate outcome of this proceeding is not certain and could result in changes going forward to the FERC's treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity. Depending upon the resolution of these issues, the cost of service rates of TEP's interstate natural gas pipelines and interstate crude oil pipeline could be affected to the extent TEP proposes new rates or changes to its existing rates or if its rates are subject to complaint or challenge by the FERC.
On December 22, 2017, federal legislation known as the “Tax Cuts and Jobs Act” was enacted, which made various changes to the United States tax laws, including reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, adjusting the individual income tax brackets, and establishing limited deductions for certain income from “pass-through” entities. If FERC requires TEP to establish new tariff rates that reflect changes resulting from the Tax Cuts and Jobs Act, it is possible that certain tariff rates could be reduced, which could adversely affect TEP's financial position, results of operations and ability to make cash distributions to its unitholders.
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
For example, on January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations, however, the release required Rockies Express to shut off the flow through the segment. Repairs are underway to return the segment to service as soon as possible and a root cause investigation is ongoing. As an additional example, approximately 10,000 bbls of crude oil were released at the Sterling Terminal in January 2017 as a result of a defective roof drain system on a storage tank. While the release was restricted to the containment area designed for such purpose and approximately 9,000 bbls were ultimately recovered, the total cost to remediate the release was approximately $600,000.

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
TEP is not insured or fully insured against all risks that could affect its business, including losses from environmental accidents or cyber security threats. For example, TEP does not maintain business interruption insurance in the type and amount to cover all possible losses. In addition, TEP does not carry insurance for certain environmental exposures, including but not limited to potential environmental fines and penalties, certain business interruptions, named windstorm or hurricane exposures and, in limited circumstances, certain political risk exposures. Further, in the event there is a total or partial loss of one or more of its insured assets, any insurance proceeds that TEP may receive in respect thereof may be insufficient to effect a restoration of such asset to the condition that existed prior to such loss. In addition, TEP is either not insured or not fully insured with respect to the legal proceedings described in Note 19 – Legal and Environmental Matters and may, depending upon the circumstances, need to pay self-insured retention amounts prior to having losses covered by the insurance providers. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on its business, financial condition, results of operations and cash flows.
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

In August 2012, PHMSA published rules to update pipeline safety regulations to reflect provisions included in the Pipeline Safety Act of 2011, including increasing maximum civil penalties from $0.1 million to $0.2 million per violation per day of violation and from $1.0 million to $2.0 million as a maximum amount for a related series of violations as well as changing PHMSA's enforcement process. In April 2017, PHMSA issued a final rule that increased the per-day violation penalty to $209,002 and the maximum penalty for a related series of violations to $2,090,022 effective April 27, 2017. On January 13,

2017, PHMSA finalized new hazardous liquid pipeline safety regulations extending certain regulatory reporting requirements to all hazardous liquid gathering (including oil) pipelines. The final rule requires additional event-driven and periodic inspections, requires the use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate in-line inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Accordingly, the anticipated January 2017 rulemaking was never published in the Federal Register. In addition, on April 8, 2016, PHMSA published a notice of proposed rule-making, or NPRM, addressing natural gas transmission and gathering lines. The proposed rule would include changes to existing integrity management requirements and would expand assessment and repair requirements to pipelines in MCAs, along with other changes. Further, this NPRM would build on the requirements in an Advisory Bulletin PHMSA issued in May 2012, which advised pipeline operators of anticipated changes in annual reporting requirements and that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Comments on the NPRM were due on July 7, 2016; further action is pending. TEP is still monitoring and evaluating the effects of these proposed and recently finalized requirements on its operations.
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
On December 14, 2016, PHMSA issued an IFR that addresses safety issues related to downhole facilities, including well integrity, well bore tubing and casing at underground natural gas storage facilities. The IFR incorporates by reference two of the American Petroleum Institute’s Recommended Practice standards and mandates certain reporting requirements for operators of underground natural gas storage facilities. Operators of natural gas storage facilities were given one year from January 18, 2017, the effective date of the IFR, to implement this first set of PHMSA regulations governing underground storage fields. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the IFR that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule.
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
For example, starting in 2014, Trailblazer’s operating capacity was decreased as a result of smart tool surveys that identified approximately 25 - 35 miles of pipe as potentially requiring repair or replacement. During 2016 and 2017, Trailblazer incurred approximately $21.8 million of remediation costs to address this issue, including replacing approximately 8 miles of pipe. To date the pressure and capacity reduction has not prevented Trailblazer from fulfilling its firm service obligations at existing subscription levels or had a material adverse financial impact on us. However, Trailblazer intends to continue performing remediation to increase and maximize its operating capacity over the long-term and expects to spend in excess of $20 million during 2018 for this pipe replacement and remediation work. Trailblazer is exploring all possible cost recovery options to recover expenditures, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
Additionally, in connection with certain crack tool runs on the Pony Express System completed in 2015 and 2016, Pony Express completed approximately $10 million of remediation in 2016 for anomalies identified on the Pony Express System associated with portions of the pipeline converted from natural gas to crude oil service, and completed additional remediation in 2017 on the Pony Express System of approximately $8.2 million.

There can be no assurance as to the amount or timing of future expenditures required to remediate or resolve these issues, and actual future expenditures may be different from the amounts we currently anticipate. These integrity issues could have a material adverse effect on our business, financial position, results of operations and prospects.
We will continue pipeline integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. Department of Transportation regulations. The results of these tests could cause us to incur potentially material unanticipated capital and operating expenditures for repairs or upgrades.
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
Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in TEP's crude oil transportation, storage, gathering and terminalling, natural gas transportation, storage, gathering and processing, NGL transportation and water business services, and as a result, TEP may be required to make substantial expenditures that could exceed current expectations. TEP's operations are subject to extensive federal, state, and local laws and regulations governing health and safety aspects of its operations, environmental protection, including the discharge of materials into the environment, and the security of chemical and industrial facilities. These laws include, but are not limited to, the following:

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
There is inherent risk of the incurrence of environmental costs and liabilities in TEP's business, some of which may be material, due to its handling of the products TEP transports, processes, treats, disposes, gathers, or stores, air emissions related to its operations, historical industry operations, and waste disposal practices, such as the prior use of flow meters and manometers containing mercury. These activities are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact its business activities in many ways, such as restricting the way TEP handles or disposes of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including but not limited to CERCLA, RCRA and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of materials associated with oil, natural gas and wastes on, under, or from its properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. TEP is generally responsible for all liabilities associated with the environmental condition of its facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, TEP could acquire, or be required to provide indemnification against, environmental liabilities that could expose TEP to material losses, which may not be covered by insurance. In addition, the steps TEP could be required to take to bring certain facilities into compliance could be prohibitively expensive, and TEP might be required to shut down, divest or alter the operation of those facilities, which might cause TEP to incur losses. TEP is currently conducting remediation at several sites to address contamination. For these ongoing environmental remediation projects, TEP spent approximately $990,000 in 2016, approximately $568,000 in 2017 and TEP has budgeted approximately $620,000 for 2018.
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
In June 2016, the EPA extended its National Enforcement Initiatives, enforcement priorities list, including an initiative related to Energy Extraction Activities, for 2017 through 2019, and the EPA is retaining the Energy Extraction Activities initiative for an additional three years, effective October 2016. TEP cannot predict what the results of the current initiative or any future initiative will be, or whether federal, state or local laws or regulations will be enacted in this area. If new regulations are imposed related to oil and gas extraction, the volumes of products, including hydrocarbons and water, that TEP transports, stores, gathers, disposes and/or processes could decline and its results of operations could be materially and adversely affected.
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
TEP is also generally responsible for all liabilities associated with the environmental condition of its facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, TEP could acquire, or be required to provide indemnification against, environmental liabilities that could expose TEP to material losses, which may not be covered by insurance. In addition, the steps TEP could be required to take to bring certain facilities into compliance could be prohibitively expensive, and TEP might be required to shut down, divest or alter the operation of those facilities, which might cause TEP to incur losses. As an example, in August 2011, the EPA and the Wyoming Department of Environmental Quality conducted an inspection of the Leak Detection and Repair Program, or LDAR, at the Casper Plant in Wyoming. In September 2011, TMID received a letter from the EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the CAA. TMID received a letter from the EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the EPA and Department of Justice beginning in July 2014. In July 2014, the EPA provided TMID with a draft Consent Decree that has been the basis for subsequent settlement negotiations. Subsequently, the EPA indicated that it intends to join TIGT as a defendant in this matter based on TIGT's ownership of the compressor station located adjacent to the Casper Gas Plant in order to address alleged LDAR issues at the compressor station. Settlement negotiations are continuing between the parties. TEP is not currently able to estimate the costs that may be associated with a settlement or other resolution of this matter, which could be material.
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
Also, on June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, issued a final rule to clarify the term "waters of the United States" as it pertains to federal jurisdiction under the CWA. This rule has been challenged in federal courts at both the appellate and district court levels. Based on a January 2018 U.S. Supreme Court decision, only the district courts were determined to have jurisdiction to hear the challenges. As a result, stays entered by district courts remain in effect, however, a stay previously issued by the Sixth Circuit is expected to be withdrawn. Accordingly, although the rule is currently stayed in several states pursuant to a district court decision, it could become effective in other states absent additional agency or judicial action. In July 2017 the EPA and the U.S. Army Corps of Engineers published a proposed rule to rescind the 2015 rule. In February 2018, the agencies also published a final rule adding a February 6, 2020 applicability date to the 2015 rule. The final rule adding this applicability date is currently subject to litigation. Although it is unclear how the Corps and the EPA will implement the 2015 rule at this time, the rule may require additional Corps or EPA authorizations or involvement in TEP's future operations, for instance, if TEP extends its pipelines into or across areas (such as certain ditches) newly considered "waters of the United States" under the final rule.
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
The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. On April 22, 2016, 175 countries, including the United States, signed the Paris Agreement. The Paris Agreement will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in August of 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020.
Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the CAA, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA also expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. Some of our facilities are required to report under this rule, and operational and/or regulatory changes could require additional facilities to comply with GHG emissions reporting requirements. Furthermore, the EPA adopted a final rule, effective August 2, 2016, imposing more stringent controls on methane and volatile organic compounds emissions from oil and gas development, production, and transportation operations under the New Source Performance Standard, or NSPS, program. The EPA is currently reconsidering the rule and has proposed to stay its requirements. However, the rule currently remains in effect. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. The BLM also adopted new rules, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. In December 2017, the BLM issued a final rule that temporarily suspends or delays these requirements until January 2019, while BLM considers revising or rescinding these requirements. In addition, many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.
The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, TEP's equipment and operations could require TEP to incur additional costs to reduce emissions of GHGs associated with its operations, could adversely affect its operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the crude oil and natural gas TEP gathers, processes, or otherwise handles. For instance, the EPA's recently finalized NSPS rules or future rules under CAA Section 111(d) could result in the direct regulation of GHGs associated with its operations, including the operations of Rockies Express. TEP is not able at this time to estimate such increased costs; however, they could be significant. While TEP may be able to recover some or all of such increased costs in the rates charged by its processing facilities, such recovery of costs is uncertain and may depend on the terms of its contracts with its customers.
If new laws or regulations that significantly restrict GHGs are adopted, such laws could also make it more difficult or costly for TEP's customers to operate, which could reduce its customers' production and therefore the demand for its services. While TEP is not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for TEP. Restrictions on GHG emissions could also reduce the volume of natural gas that its customers produce, and could thereby adversely affect its revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for TEP and its customers, which could ultimately decrease end-user demand for its services and could have a material adverse effect on its business. In addition, to the extent financial markets view climate change and GHG emissions as a financial risk, this could materially and adversely impact its cost of and access to capital. Legislation or regulations that may be adopted to address climate change, or incentives to conserve energy or use alternative energy sources, could also affect the markets for its services by making natural gas and crude oil products less desirable than competing sources of energy. In addition, in response to concerns related to climate change, certain investors may divest oil and gas investments. For example, officials in New York state and New York City have announced their intent to divest the state and city pension funds’ holdings in fossil fuel companies. Such divestments could adversely impact TEP’s costs of and access to capital.
Increased regulation of hydraulic fracturing and other oil and natural gas processing operations could affect TEP's operations and result in reductions or delays in production by its customers, which could have a material adverse impact on its revenues.
A sizeable portion of the production by TEP's customers comes from hydraulically fractured wells. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process typically involves the injection of water, sand and a small percentage of chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state's oil and gas commission; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where the EPA is the permitting authority. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, on May 19, 2014, the EPA published an advance notice of rulemaking under the Toxic Substances Control Act, to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration and production. In May 2016, the EPA issued final rules that update new source performance standard requirements and that will impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA is currently reconsidering the rule and has proposed to stay its requirements. However, the rule currently remains in effect. The EPA also issued a final rule in June 2016 that prohibits the discharge of hydraulic fracturing wastewater from onshore unconventional oil and gas extraction facilities into publicly owned sewage treatment plants. Also, effective June 24, 2015, the BLM adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and Indian lands. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The BLM also adopted new rules effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. In December 2017, the BLM issued a final rule that temporarily suspends or delays these requirements until January 2019, while BLM considers revising or rescinding these requirements.
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
State and federal regulatory agencies recently have focused on a possible connection between hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of produced water injection wells in the vicinity of seismic events have been ordered to reduce produced water injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In 2015, the United States Geological Study identified eight states, including Colorado, Oklahoma and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that produced water disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The Oklahoma Corporation Commission, or OCC, has adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes, the implementation of which, has involved reductions of injection or shut-ins of disposal wells. The OCC has also released guidance to operators in the SCOOP and STACK areas for management of certain seismic activity that may be related to hydraulic fracturing activities. These developments could result in additional regulation and restrictions on the use of produced water injection wells and hydraulic fracturing. Such regulations and restrictions could have a material adverse effect on TEP's business, financial condition and results of operations.
TEP is exposed to costs associated with lost and unaccounted for volumes.
A certain amount of natural gas and crude oil may be lost or unaccounted for in normal operations in connection with their transportation across a pipeline system. Under TEP's tariffs and contractual arrangements with its customers TEP is entitled to retain a specified volume of natural gas and crude oil in order to compensate TEP for such lost and unaccounted for volumes, as well as the natural gas used to run its natural gas compressor stations, which we refer to collectively as fuel usage. TEP's pipeline tariffs currently contain fuel usage true-up mechanisms. The use of fuel (natural gas, electric and lost and unaccounted for gas) trackers on the Rockies Express Pipeline, the TIGT System, and the Trailblazer Pipeline, while minimizing risk over time, nevertheless leaves the systems exposed to the possibility of under- or over-collections on an annual basis. The level of lost and unaccounted for volumes, and natural gas fuel usage, on its pipeline systems may exceed the natural gas and crude oil volumes retained from its customers as compensation for its lost and unaccounted for volumes, and fuel usage, pursuant to its tariffs and contractual agreements, and it may be necessary to purchase natural gas or crude oil in the market to make up for the difference, which exposes TEP to commodity price risk. Future exposure to the volatility of natural gas and crude oil prices as a result of lost and unaccounted for volume imbalances could have a material adverse effect on its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.
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
TEP's revolving credit facility and the indentures governing TEP's senior notes contain certain restrictions which could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.
TEP is dependent upon certain earnings and cash flow generated by its operations in order to meet its debt service obligations. TEP's revolving credit facility, the indenture governing its 5.50% senior notes due 2024 (the "2024 Notes"), and the indenture governing its 5.50% senior notes due 2028 (the "2028 Notes") contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict its ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit its ability to make cash distributions to its unitholders. For example, TEP's revolving credit facility limits our ability to, among other things:

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
Similarly, the indenture governing TEP's 2024 Notes contains covenants that, among other things, limit its ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all its properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.
In addition, the indenture governing TEP's 2028 Notes contains covenants that, among other things, limit its ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all of its properties to, another person.
The provisions of TEP's revolving credit facility and the indentures governing TEP's senior notes may affect TEP's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of its revolving credit facility or the indentures governing TEP's senior notes, including a failure to meet any of the required financial ratios and tests, could result in a default or an event of default that could enable its lenders or the holders of the senior notes to declare the outstanding principal of that indebtedness, together with accrued and unpaid interest, to be immediately due and payable, and in the case of the revolving credit facility, would prohibit TEP's ability to make quarterly distributions. If the payment of its indebtedness is accelerated and TEP is unable to repay the indebtedness in full, its lenders could foreclose on the assets pledged by TEP and the guarantors under the revolving credit facility. In that case, its assets may be insufficient to repay such indebtedness in full, and its unitholders could experience a partial or total loss of their investment.
Tallgrass Equity's ownership in TEP's IDRs, TEP's common units and TEP's general partner interest, are pledged under Tallgrass Equity's revolving credit facility.
Tallgrass Equity's direct ownership of 25,619,218 TEP common units and its direct ownership of its general partner (which owns TEP's IDRs and general partner interest), are pledged as security under Tallgrass Equity's revolving credit facility. Tallgrass Equity's revolving credit facility contains customary and other events of default. Upon an event of default, the lenders under Tallgrass Equity's revolving credit facility could foreclose on Tallgrass Equity's ownership interest in TEP GP and the 25,619,218 TEP common units owned by Tallgrass Equity. This could ultimately result in a change in control of TEP GP, which would constitute an immediate event of default under TEP's credit facility. This would have a material adverse effect on TEP's business, financial condition and results of operations.
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
As of December 31, 2017, Rockies Express had approximately $2.575 billion of total indebtedness outstanding. In addition, Rockies Express has a revolving credit facility, which will mature on January 31, 2020, with $150 million of additional borrowing capacity available as of December 31, 2017.
The scheduled maturities of Rockies Express' outstanding indebtedness balances as of December 31, 2017 are summarized as follows (in millions):

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
Rockies Express' ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business, and other factors beyond its control. In addition, a significant amount of Rockies Express' revenue in 2017 was generated by long-term contracts that expire in 2019 and Rockies Express may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis, which may result in lower cash flows in periods subsequent to 2019. We cannot assure you that Rockies Express' operating performance, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In the event that Rockies Express is required to dispose of material assets or restructure its indebtedness to meet its debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed.
If Rockies Express' cash flow and capital resources are insufficient to fund its debt service obligations, it may be forced to sell material assets, obtain additional capital, including through capital contributions from its members, or restructure its indebtedness. The payment of additional capital contributions by TEP and Tallgrass Equity to Rockies Express to fund such obligations would reduce the amount of cash available to make distributions to TEP's unitholders and Tallgrass Equity's unitholders.
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
Instruments governing any future indebtedness at Rockies Express may contain similar or more restrictive provisions. Rockies Express' ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.
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
TEP's interstate natural gas pipeline systems have federal eminent domain authority in certain instances. To the extent federal eminent domain authority is not available, the availability of eminent domain for future crude oil or natural gas pipeline expansions varies from state to state, depending upon the laws of the particular state. Regardless, TEP must compensate landowners for the use of their property, which may include any loss of value to the remainder of their property not being used by TEP, which are sometimes referred to as "severance damages." Severance damages are often difficult to quantify and their amount can be significant. In eminent domain actions, such compensation may be determined by a court. TEP's inability to exercise the power of eminent domain could negatively affect its business if TEP was to lose the right to use or occupy the property on which its crude oil or natural gas pipeline systems are located.
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
Upon the completion of the TEP IPO, TEP became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. Effective internal controls are necessary for TEP to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. TEP's efforts to develop and maintain its internal controls may not be successful, and TEP may be unable to maintain effective controls over its financial processes and reporting in the future or to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires TEP, among other things, to annually review and report on, and its independent registered public accounting firm to attest to, the effectiveness of its internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve its internal controls could harm its operating results or cause TEP to fail to meet its reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, TEP can provide no assurance as to its, or TEP's independent registered public accounting firm's, conclusions about the effectiveness of its internal controls, and TEP may incur significant costs in its efforts to comply with Section 404. Ineffective internal controls will subject TEP to regulatory scrutiny and a loss of confidence in its reported financial information, which could have an adverse effect on its business and would likely have a negative effect on the trading price of its units.
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
TEP relies extensively on computer systems to process transactions, maintain information and manage its business. Disruptions in the availability of its computer systems could impact its ability to service its customers and adversely affect its sales and results of operations. TEP is dependent on internal and third-party information technology networks and systems, including the Internet, wired, and wireless communications, to process, transmit and store electronic information. TEP's computer systems are subject to damage or interruption due to system replacements, implementations and conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes, snowstorms and floods and usage errors by its employees, consultants and contractors. If its computer systems are damaged or cease to function properly, TEP may have to make a significant investment to fix or replace them, and TEP may have interruptions in its ability to service its customers. Although TEP attempts to reduce these risks by using redundancy for certain critical systems, this disruption caused by the unavailability of TEP's computer systems could nevertheless significantly disrupt its operations or may result in financial damage or loss due to, among other things, lost or misappropriated information.
Tax Risks
As our only cash-generating assets consist of our membership interest in Tallgrass Equity and its related direct and indirect interests in TEP, our tax risks are primarily derivative of the tax risks associated with an investment in TEP.
The tax treatment of TEP depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat TEP as a corporation for U.S. federal income tax purposes or TEP becomes subject to material additional amounts of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to us and increase the portion of our distributions treated as taxable dividends.
We own a 31.43% membership interest in Tallgrass Equity, which directly owns the Acquired TEP Units and indirectly owns all TEP's IDRs and TEP's general partner interest (which was approximately 1.13% as of February 13, 2018). Accordingly, the value of our indirect investment in TEP, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on TEP being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of TEP's gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code").
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
If TEP were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently 21%, and would likely pay state income taxes at varying rates. Distributions to TEP's partners, including Tallgrass Equity, would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to TEP's partners. Because a tax would be imposed upon TEP as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of TEP as a corporation would result in a material reduction in TEP's anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our Class A shares.

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
Moreover, if TEP were treated as a corporation, we would not be entitled to the deductions associated with our initial acquisition of interests in Tallgrass Equity or subsequent exchanges of retained Tallgrass Equity interests and Class B shares for our Class A shares. As a result, if TEP were treated as a corporation, (i) our liability for taxes would likely be higher, further reducing our cash available for distribution and (ii) a greater portion of the cash we are able to distribute would be treated as a taxable dividend.
We may incur substantial corporate income tax liabilities on our allocable share of TEP income.
We are classified as a corporation for U.S. federal income tax purposes and, in most states in which TEP does business, for state income tax purposes. To the extent that TEP allocates to us net taxable income in any year, current law provides that we will be subject to U.S. federal income tax at a rate of 21%, and to state income tax at rates that vary from state to state. The amount of cash available for distribution to you will be reduced by the amount of any such income taxes payable by us for which we establish reserves.
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
If the IRS makes audit adjustments to TEP's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from TEP, in which case, TEP may require its unitholders and former unitholders to reimburse it for such taxes (including any applicable penalties or interest) or, if TEP is required to bear such payment, TEP's cash available for distribution to TEP's unitholders might be substantially reduced.
If the IRS makes audit adjustments to TEP's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from TEP. TEP will generally have the ability to shift any such tax liability to its general partner and its unitholders in accordance with their interests in TEP during the year under audit, but there can be no assurance that TEP will be able to (or will choose to) do so under all circumstances. If TEP is required to make payments of taxes, penalties and interest resulting from audit adjustments, it may require its unitholders and former unitholders to reimburse it for such taxes (including any applicable penalties or interest) or, if TEP is required to bear such payment, its cash available for distribution to its unitholders might be substantially reduced.
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
We own two office buildings in Lakewood, Colorado, with a portion being leased to a third party pursuant to a lease with an initial term through 2020. In addition, we lease our principal executive offices in Leawood, Kansas. Tallgrass Energy Holdings and its affiliates pay a proportionate share of the costs to occupy the building to us pursuant to the TEP Omnibus Agreement.
Item 3. Legal Proceedings
See Note 19 – Legal and Environmental Matters, which is incorporated by reference into this Part I—Item 3 of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A shares have been listed on the NYSE under the symbol "TEGP" since the completion of the TEGP IPO on May 12, 2015. Our Class B shares are not listed or traded on any stock exchange. The following table sets forth the high and low sales prices of the Class A shares, as reported by the NYSE, as well as the amount of cash distributions per share declared for the periods indicated:

Quarter Ended	High	Low	Distribution per Class A Share
December 31, 2017	$28.94	$21.79	$0.3675
September 30, 2017	$28.69	$23.42	$0.3550
June 30, 2017	$29.50	$22.40	$0.3425
March 31, 2017	$29.30	$25.64	$0.2875
December 31, 2016	$27.29	$21.74	$0.2775
September 30, 2016	$25.99	$21.88	$0.2625
June 30, 2016	$26.81	$16.14	$0.2450
March 31, 2016	$18.68	$9.66	$0.2100
Holders
As of February 13, 2018, there were three shareholders of record of our Class A shares. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than the number of holders of record. In addition, as of February 13, 2018, 11 shareholders of record owned all 126,709,225 of our Class B shares.
Equity Compensation Plan
See Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our Equity Compensation Plan.
Distributions of Available Cash
General. Our partnership agreement requires that, within 55 days after the end of each quarter beginning with the quarter ended June 30, 2015, we distribute our available cash to Class A Shareholders of record on the applicable record date.
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
Our Sources of Available Cash. Our sole cash-generating asset is an approximate 31.43% membership interest in Tallgrass Equity. Tallgrass Equity's sole cash generating assets consist of its direct and indirect partnership interests in TEP and its membership interest in Rockies Express. Therefore, our cash flow and resulting ability to make distributions will be completely dependent upon the ability of TEP and Rockies Express to make distributions.

The actual amount of cash that TEP and Rockies Express, and correspondingly Tallgrass Equity, will have available for distribution will primarily depend on the amount of cash TEP and Rockies Express generates from their operations. For a description of factors that may impact our results, please read "Item 1A.—Risk Factors."
In addition, the actual amount of cash that TEP, Rockies Express, and Tallgrass Equity will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of revenue TEP and Rockies Express are able to generate from their respective businesses;

•	the level of capital expenditures TEP, Rockies Express or Tallgrass Equity makes;

•	the level of TEP's, Rockies Express' and Tallgrass Equity's operating, maintenance and general and administrative expenses or related obligations;

•	the cost of acquisitions, if any;

•	TEP's, Rockies Express' and Tallgrass Equity's debt service requirements and other liabilities;

•	TEP's, Rockies Express' and Tallgrass Equity's working capital needs;

•	restrictions on distributions contained in TEP's, Rockies Express' or Tallgrass Equity's debt agreements and any future debt agreements;

•	TEP's, Rockies Express' and Tallgrass Equity's ability to borrow under their respective revolving credit agreements to make distributions; and

•	the amount, if any, of cash reserves established by each of TEP GP and our general partner, in their sole discretion, for the proper conduct of TEP's and our business.
Performance Graph
The following performance graph compares the performance of our Class A shares with the NYSE Composite Index Total Return and the Alerian Total Return MLP Index during the period beginning on May 12, 2015, and ending on December 31, 2017. The graph assumes a $100 investment in our Class A shares and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.

Recent Sales of Unregistered Equity Securities
None.
Repurchase of Equity by Tallgrass Energy GP, LP or Affiliated Purchasers
None.
Item 6. Selected Financial Data
The historical financial statements included in this Annual Report reflect the consolidated results of operations of TEGP's membership interest in Tallgrass Equity, Tallgrass Equity's 100% membership interest in TEP GP, which owns all the IDRs, and all the outstanding general partner units in TEP, and Tallgrass Equity's 20 million TEP common units it acquired at the closing of the TEGP IPO. In connection with the closing of the TEGP IPO on May 12, 2015, the following transactions (the "Reorganization Transactions") occurred (i) Tallgrass Equity distributed its interests in Tallgrass Energy Holdings and Tallgrass Energy Holdings distributed its existing limited partner interest in TEGP, respectively, to certain of the Exchange Right Holders, that also collectively own 100% of the voting power of Tallgrass Energy Holdings; (ii) TEGP issued 47,725,000 Class A shares to the public (including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option) for net proceeds of approximately $1.3 billion; (iii) the existing limited partner interests in TEGP held by certain of the Exchange Right Holders were converted into 115,729,440 Class B shares, 6,225,000 of which were automatically cancelled in connection with the underwriters' exercise of its overallotment option; (iv) Tallgrass Equity issued 41,500,000 Tallgrass Equity units to TEGP in exchange for approximately $1.1 billion in net proceeds from the issuance of TEGP's Class A shares to the public and amended the limited liability company agreement of Tallgrass Equity to, among other things, provide that TEGP is the managing member of Tallgrass Equity; (v) TEGP used the net proceeds from the purchase of the 6,225,000 overallotment option shares to purchase a like amount of Tallgrass Equity units from certain of the Exchange Right Holders; and (vi) Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings, together with the net proceeds from the TEGP IPO that Tallgrass Equity received from TEGP, to purchase 20 million TEP common units from Tallgrass Development, LP at $47.68 per TEP common unit (the "Acquired TEP Units") and pay offering expenses and other transaction costs. Tallgrass Equity distributed the remaining proceeds (the "Excess Proceeds") to certain of the Exchange Right Holders. The following discussion analyzes the financial condition and results of operations of TEGP, which for periods prior to the completion of the TEGP IPO on May 12, 2015 includes the financial condition and results of operations of TEGP Predecessor, which refers to TEGP as recast to show the effects of the Reorganization Transactions.
In certain circumstances and for ease of reading we discuss the financial results of these entities prior to their respective acquisitions as being "our" financial results during historic periods, although Trailblazer was owned by TD from November 13, 2012 to March 31, 2014, Pony Express was wholly-owned by TD from November 13, 2012 to August 31, 2014, and Terminals and NatGas were owned by TD from November 13, 2012 to December 31, 2016. As used in this Annual Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEGP" and similar terms refer to Tallgrass Energy GP, LP, together with its consolidated subsidiaries (including Tallgrass Equity, TEP and their respective subsidiaries). The term our "general partner" refers to TEGP Management, LLC. References to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP.
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

	Year Ended December 31,
	2017	2016	2015		2014	2013
Statement of operations data:	(in thousands, except per unit amounts)
Revenue	$655,898	$611,662	$542,661		$377,313	$295,873
Operating income	$271,847	$258,418	$206,229		$58,970	$39,346
Equity in earnings of unconsolidated investments (1)	$237,110	$54,531	$2,759		$1,617	$—
Net income before tax	$432,443	$267,780	$193,071		$65,786	$12,971
Net income	$223,985	$250,039	$200,348		$65,786	$12,971
Net (loss) income attributable to TEGP subsequent to May 12, 2015	$(128,729)	$26,794	$24,563	(2)	N/A	N/A
Basic net (loss) income per Class A share	$(2.22)	$0.55	$0.51	(2)	N/A	N/A
Diluted net (loss) income per Class A share	$(2.22)	$0.55	$0.51	(2)	N/A	N/A
Balance sheet data (at end of period):
Property, plant and equipment, net	$2,394,337	$2,079,232	$2,079,567		$1,853,081	$1,116,806
Unconsolidated investments (1)	$909,531	$475,625	$13,565		$15,071	$1,255
Total assets	$4,292,013	$3,625,480	$3,088,635		$2,476,599	$1,631,879
Long-term debt, net	$2,292,993	$1,555,981	$901,000		$559,000	$135,000
Other:
Distributions declared per Class A share	$1.35	$1.00	$0.39		N/A	N/A

(1)	For more information see Note 9 – Investments in Unconsolidated Affiliates.

(2)	The net income attributed to TEGP was based upon the number of days between the closing of the IPO on May 12, 2015 to December 31, 2015.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
As discussed further in Note 2 – Summary of Significant Accounting Policies, our financial statements for historical periods prior to January 1, 2017 have been recast to reflect the operations of Terminals and NatGas, which were acquired effective January 1, 2017.
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
Our sole cash-generating asset is an approximate 31.43% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of the direct and indirect partnership interests in TEP and its membership interest in Rockies Express as described below:

•
100% of the outstanding membership interests in TEP GP, which owns all the general partner interest in TEP as well as all the TEP IDRs. The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at February 13, 2018.

•
25,619,218 TEP common units, representing an approximate 34.60% limited partner interest in TEP at February 13, 2018, inclusive of the additional 5,619,218 TEP common units acquired from Tallgrass Development on February 7, 2018 as described below.

•
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, LLC, a wholly-owned subsidiary of Tallgrass Equity ("Tallgrass Development Holdings"), and as a result of the merger, Tallgrass Equity acquired a 25.01% membership in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development.

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
TEP intends to continue to utilize the significant experience of its management team to execute its growth strategy of acquiring midstream assets, increasing utilization of its existing assets and expanding its systems through construction of additional assets.
Our reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering and processing facilities; crude oil gathering, storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; the transportation of NGLs; and the marketing of crude oil and NGLs.

Additional information about TEP's operations and assets is contained in the business overview included in Item 1.—Business under "Overview" and "TEP's Assets."
Financial Presentation
TEGP has no operations outside of its indirect ownership interests in Rockies Express and TEP. TEGP is the managing member of and therefore controls Tallgrass Equity. Tallgrass Equity, in turn, controls TEP through the direct ownership of 100% of TEP GP, TEP's general partner. As a result, under GAAP, TEGP consolidates Tallgrass Equity, TEP GP, TEP, and TEP's subsidiaries. As such, TEGP's results of operations will not differ materially from the results of operations of TEP. The most noteworthy reconciling items between TEGP's consolidated financial statements and TEP's consolidated financial statements primarily relate to (i) the inclusion of the Tallgrass Equity revolving credit facility, (ii) the impact of TEGP's election to be treated as a corporation for U.S. federal income tax purposes and (iii) the presentation of noncontrolling interests in Tallgrass Equity and TEP. The interests in Tallgrass Equity and TEP that are not directly or indirectly owned by TEGP will be reflected as being attributable to noncontrolling interests in TEGP's consolidated financial statements.
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
Summary of Results for the Year Ended December 31, 2017
During 2017, TEP completed the acquisitions of a 100% membership interest in each of Terminals and NatGas, an additional 24.99% membership interest in Rockies Express, a 100% membership interest in DCP Douglas, an aggregate additional 49% membership interest in Deeprock Development, and a 100% membership interest in Outrigger Powder River Operating. In addition, TEP issued $350 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes") and $750 million in aggregate principal amount of 5.50% senior notes due 2028 (the "2028 Notes"), the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Operating income for the year ended December 31, 2017 was $271.8 million compared to $258.4 million for the year ended December 31, 2016. The increase in operating income was primarily driven by increased fresh water supply and produced water disposal volumes and TEP's acquisitions in 2017, as discussed further under "Results of Operations" below. Net income for the year ended December 31, 2017 was $224.0 million compared to $250.0 million for the year ended December 31, 2016. The decrease in net income was largely driven by a significant increase in deferred tax expense due to the remeasurement of the deferred tax asset as a result of the federal rate change, partially offset by our acquisition of an additional 24.99% membership interest in Rockies Express, as discussed further under "Results of Operations" below, and the increase in operating income.

Recent Developments
TEGP Distribution Declared
On January 8, 2018, the Board of Directors of our general partner declared a cash distribution for the quarter ended December 31, 2017 of $0.3675 per Class A share. The distribution will be paid on February 14, 2018, to Class A shareholders of record on January 31, 2018.
TEP Distribution Declared
On January 8, 2018, the Board of Directors of TEP's general partner declared a cash distribution for the quarter ended December 31, 2017 of $0.9650 per common unit. The distribution was paid on February 14, 2018, to TEP unitholders of record on January 31, 2018.
Deeprock North Acquisition and Merger with Deeprock Development
On January 2, 2018, Terminals acquired an approximate 38% membership interest in Deeprock North, LLC ("Deeprock North") from Kinder Morgan Deeprock North Holdco LLC for cash consideration of $19.5 million. Immediately following the acquisition, Deeprock North was merged into Deeprock Development. After the acquisition and merger, Terminals owns an approximately 60% membership interest in the combined entity.
BNN North Dakota Acquisition
In January 2018, Water Solutions acquired a 100% membership interest in Buckhorn Energy Services, LLC and Buckhorn SWD Solutions, LLC (collectively, "BNN North Dakota") for cash consideration of approximately $95.0 million, subject to working capital adjustments. BNN North Dakota owns a produced water gathering and disposal system in the Bakken basin with approximately 133,000 acres under dedication.
Potential Acquisition of Pawnee Terminal
On January 2, 2018, Terminals entered into an agreement to acquire a 51% membership interest in the Pawnee, Colorado crude oil terminal (“Pawnee Terminal”) from Zenith Energy Terminals Holdings, LLC for cash consideration of approximately $31 million, subject to working capital adjustments. Terminals expects the transaction to close in the first quarter of 2018, subject to certain closing conditions.
Acquisition of Additional Interest in Pony Express
Effective February 1, 2018, TEP acquired the remaining 2% membership interest in Pony Express, along with administrative assets consisting primarily of information technology assets, from Tallgrass Development for cash consideration of approximately $60 million, bringing its aggregate membership interest in Pony Express to 100%.
Potential Joint Venture and Sale of TCG
On February 6, 2018, TEP entered into an agreement with an affiliate of Silver Creek to form Iron Horse Pipeline, a new joint venture pipeline to transport crude oil from the Powder River Basin. In addition to forming the joint venture, TEP has also agreed to sell to Silver Creek its 100% membership interest in TCG, which owns a 50-mile crude oil gathering system in the Powder River Basin. TEP expects to close the sale of TCG and the formation of the joint venture in February 2018.
Tallgrass Equity Acquisitions
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, a wholly-owned subsidiary of Tallgrass Equity, and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development. The equity issued by TEGP and Tallgrass Equity was based on a discounted 30-day volume weighted average price of TEGP Class A shares. The 25.01% membership interest was valued at approximately $400 million and the 5,619,218 TEP common units were valued at approximately $256.2 million based on a 30-day volume weighted average price.
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio.  There were no injuries reported and no evacuations, however, the release required Rockies Express to shut off the flow through the segment.  Repairs are underway to return the segment to service as soon as possible and a root cause investigation is ongoing.

Factors and Trends Impacting Our Business
Our sole cash-generating asset is an approximate 31.43% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP and Rockies Express, as detailed above in "—Overview". As a result, we expect to continue to be affected by certain key factors and trends impacting TEP's business as described below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. See also Item 1A.—Risk Factors.
Long-Term U.S. Crude Oil and Natural Gas Prospects
Crude oil, natural gas, and products derived from both continue to be critical components of energy supply and demand in the United States. Crude oil and natural gas prices declined significantly from the second half of 2014 through the first half of 2016 and crude oil experienced significant volatility during that time. However, prices generally stabilized during 2017. Although price declines and volatility could occasionally return to commodity markets at points in the future, we believe long-term prospects for continued domestic crude oil and natural gas production increases are favorable.
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
Current Commodity Environment
Starting in the second half of 2014 and through the first half of 2016, the prices of crude oil, natural gas, and NGLs were extremely volatile and declined significantly. During 2017, price stability appears to have generally been restored to the market, and some of our customers are showing a renewed interest in entering into long-term, fixed obligation contracts. To the extent some of our customers remain concerned about extended unfavorably low prices, it may be due to concerns over excess supply, truncation of current OPEC production cuts and increased mainstream use of alternative sources of energy.
Demand for our services depends, in part, on the development of additional natural gas and crude oil reserves by third parties. This requires significant capital expenditures by others to install facilities that extract natural gas and crude oil. However, the possibility for low commodity prices may result in a lack of available capital for these types of expenditures. To the extent our customers cannot finance these activities, we expect they may be less likely to enter into demand based, long-term firm fee contracts. Low commodity prices may also negatively impact the financial condition of our customers and could impact their ability to meet their financial obligations to us.
Additionally, lower commodity prices may lead to reduced utilization of our assets. For example, reduced utilization could result in increased deficiency balances held by customers of our Pony Express System. For additional information, see Item 1A.—Risk Factors, "The Throughput and Deficiency Agreements for the Pony Express System and some of TEP's service agreements with respect to its water business services contain provisions that can reduce the cash flow stability that the agreements were designed to achieve."
Growth Associated with Acquisitions and Expansion Projects
Growth associated with acquisitions
We believe that we are well-positioned to grow through accretive acquisitions due to our stable financial profile and diverse asset base that presents many logical strategic opportunities. In the past, we heavily relied on acquiring assets from TD's portfolio of midstream assets. Now that TD has divested its entire asset portfolio, our growth through acquisitions will rely almost exclusively on buying assets or businesses from third parties. Third party acquisitions present different risks than those associated with acquiring assets from TD. Sourcing attractive, accretive opportunities and performing diligence on those opportunities requires significantly more time from our employees. Most third-party acquisitions involve competition from other buyers, which generally increases the purchase price. If we are able to execute a third-party transaction, we may encounter challenges when integrating different work cultures and operational systems.

Growth associated with expansion projects
We also believe that we are well positioned to increase volumes to our systems through cost-effective capacity expansions and other methods for improving efficiency. For example, in January 2017, Rockies Express placed in service the Rockies Express Zone 3 Capacity Enhancement Project that added an incremental 0.8 Bcf/d of east-to-west capacity within Zone 3 of the Rockies Express Pipeline. During 2017, we announced and are currently executing on the Platteville Extension Project on the Pony Express System and the Cheyenne Connector Pipeline.
Energy Capital Markets and Interest Rates
During the second half of 2015 and into mid-2016, the energy credit markets experienced a material increase in the yields for long-term debt, which caused an issuance of senior unsecured notes to be a less attractive financing option until the third quarter of 2016, when we were able to issue the 2024 Notes. At the same time, the downturn in commodity prices generally limited the availability of capital through traditional public issuances of common units for much of 2016. While the downturn did not change our business plans, including our growth through acquisitions and expansion projects, it did temporarily alter some of our financing strategies. In 2017, TEP was able to issue an additional $350 million in aggregate principal amount of 2024 Notes and $750 million in aggregate principal amount of 2028 Notes, both at a rate of 5.5%.
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
How We Evaluate Our Operations
We evaluate our results using, among other measures, cash distributions received from Tallgrass Equity, contract profile and volumes at TEP and Rockies Express, and operating costs and expenses of TEGP and its consolidated subsidiaries.
Cash Distributions Received from Tallgrass Equity
Our cash flow is currently generated solely by distributions received from Tallgrass Equity. Tallgrass Equity currently receives all its cash flows from distributions on its direct and indirect partnership interests in TEP and Rockies Express. Tallgrass Equity is therefore entirely dependent upon the ability of TEP and Rockies Express to make cash distributions to its partners.
Contract Profile and Volumes
Our results are driven primarily by the volume of natural gas transportation and storage capacity, crude oil transportation, storage, gathering and terminalling capacity, NGL transportation capacity, and water transportation, gathering and disposal capacity under firm fee contracts, as well as the volume of natural gas that it gathers and processes and the fees assessed for such services.
Operating Costs and Expenses
The primary components of operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. Operating expenses are driven primarily by expenses related to the operation, maintenance and growth of its asset base.

Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except operating data)
Natural Gas Transportation Segment:
Gas transportation average firm contracted volumes (MMcf/d) (1)	1,711	1,627	1,679
Crude Oil Transportation Segment:
Crude oil transportation average contracted capacity (Bbls/d)	301,936	295,435	252,374
Crude oil transportation average throughput (Bbls/d)(2)	267,734	285,507	236,256
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	109	103	122
Freshwater average volumes (Bbls/d)	69,139	13,201	14,579
Produced water gathering and disposal average volumes (Bbls/d)	31,511	11,307	7,951

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

(2)
Approximate average daily throughput for the year ended December 31, 2015 is reflective of the volumetric ramp up due to commercial in-service of the Pony Express System beginning in October 2014, including the lateral in Northeast Colorado in the second quarter of 2015, and delays in the construction and expansion efforts of third-party pipelines with which Pony Express shares joint tariffs.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except operating data)
Revenues:
Crude oil transportation services	$345,733	$374,949	$300,436
Natural gas transportation services	122,364	119,962	119,895
Sales of natural gas, NGLs, and crude oil	108,503	77,123	82,133
Processing and other revenues	79,298	39,628	40,197
Total Revenues	655,898	611,662	542,661
Operating Costs and Expenses:
Cost of sales	91,213	71,650	75,285
Cost of transportation services	46,200	47,669	46,840
Operations and maintenance	62,069	55,070	50,823
Depreciation and amortization	90,800	86,247	84,258
General and administrative	65,536	57,298	52,635
Taxes, other than income taxes	28,832	25,400	21,796
Contract termination	—	8,061	—
(Gain) loss on disposal of assets	(599)	1,849	4,795
Total Operating Costs and Expenses	384,051	353,244	336,432
Operating Income	271,847	258,418	206,229
Other Income (Expense):
Interest expense, net	(89,348)	(45,601)	(18,330)
Unrealized gain (loss) on derivative instrument	1,885	(1,291)	—
Equity in earnings of unconsolidated investments	237,110	54,531	2,759
Gain on remeasurement of unconsolidated investment	9,728	—	—
Other income, net	1,221	1,723	2,413
Total Other Income (Expense)	160,596	9,362	(13,158)
Net income before tax	432,443	267,780	193,071
Deferred income tax (expense) benefit	(208,458)	(17,741)	7,277
Net income	223,985	250,039	200,348
Net income attributable to noncontrolling interests	(352,714)	(216,250)	(156,035)
Net (loss) income attributable to TEGP	$(128,729)	$33,789	$44,313
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues. Total revenues were $655.9 million for the year ended December 31, 2017, compared to $611.7 million for the year ended December 31, 2016, which represents an increase of $44.2 million, or 7%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $72.7 million and $5.9 million in the Gathering, Processing & Terminalling and Natural Gas Transportation segments, respectively, partially offset by decreased revenues of $15.9 million in the Crude Oil Transportation segment, as discussed further below.

Operating costs and expenses. Operating costs and expenses were $384.1 million for the year ended December 31, 2017 compared to $353.2 million for the year ended December 31, 2016, which represents an increase of $30.8 million, or 9%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $38.3 million and $9.7 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $11.8 million in the Corporate and Other segment and $5.4 million in the Natural Gas Transportation segment, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by an $18.4 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $6.6 million increase in corporate general and administrative costs primarily due to new equity-based compensation grants issued during the year ended December 31, 2017 as well as payroll taxes associated with the vesting of TEP common units associated with equity-based compensation grants under the TEP GP Long-term Incentive Plan.
Interest expense, net. Interest expense of $89.3 million for the year ended December 31, 2017 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017 and December 11, 2017. Interest expense of $45.6 million for the year ended December 31, 2016 was primarily composed of interest and fees associated with TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our acquisitions as discussed further in Note 4 – Acquisitions, as well as the higher borrowing rate on the 2024 and 2028 Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Unrealized gain (loss) on derivative instrument. Unrealized gain on derivative instrument of $1.9 million and unrealized loss on derivative instrument of $1.3 million for the years ended December 31, 2017 and 2016, respectively, represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $237.1 million and $54.5 million for the years ended December 31, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $237.1 million for the year ended December 31, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $23.2 million associated with our 49.99% membership interest in Rockies Express, as well as $1.5 million of equity in earnings related to our 20% membership interest in Deeprock Development prior to TEP's acquisition of a controlling financial interest in Deeprock Development in July 2017, as discussed in Note 4 – Acquisitions. The equity in earnings for the year ended December 31, 2017 includes recognition of our portion of the $150 million gain on settlement of the Ultra litigation as discussed in Note 19 – Legal and Environmental Matters. Equity in earnings of unconsolidated investments of $54.5 million for the year ended December 31, 2016 primarily reflects our portion of earnings and the amortization of a negative basis difference of $9.1 million associated with TEP's acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $2.8 million related to our 20% membership interest in Deeprock Development during the year ended December 31, 2016. The equity in earnings for the year ended December 31, 2016 includes recognition of our portion of the $65 million settlement received by Rockies Express related to the lawsuit between Mineral Management Service, a former unit of the U.S. Department of Interior (collectively "Interior") and Rockies Express as discussed in Note 19 – Legal and Environmental Matters. For additional information, see Note 9 – Investments in Unconsolidated Affiliates.
Gain on remeasurement of unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.7 million for the year ended December 31, 2017 was related to the remeasurement to fair value of our existing 20% membership interest in Deeprock Development in connection with TEP's acquisition of a controlling financial interest in Deeprock Development in July 2017. For additional information, see Note 4 – Acquisitions.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the year ended December 31, 2017 was $1.2 million compared to $1.7 million for the year ended December 31, 2016. The decrease in other income was driven by lower income related to reimbursable projects at TIGT due to contract modifications.
Deferred income tax (expense) benefit. Deferred income tax expense for the year ended December 31, 2017 was $208.5 million compared to a deferred income tax expense of $17.7 million for the year ended December 31, 2016. The increase in deferred income tax expense was primarily driven by the remeasurement of the deferred tax asset as a result of the federal rate change under the tax legislation referred to as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, as well as the increase in taxable income, primarily attributable to the increased equity in earnings associated with Rockies Express as a result of the Ultra settlement. For additional information, see Note 17 – Income Taxes.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues. Total revenues were $611.7 million for the year ended December 31, 2016, compared to $542.7 million for the year ended December 31, 2015, which represents an increase of $69.0 million, or 13%, in total revenues. The overall increase in revenue was primarily driven by increased revenues of $76.3 million in the Crude Oil Transportation segment, partially offset by decreased revenues of $2.9 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $353.2 million for the year ended December 31, 2016 compared to $336.4 million for the year ended December 31, 2015, which represents an increase of $16.8 million, or 5%. The overall increase in operating costs and expenses was primarily driven by increased operating costs and expenses of $20.0 million and $9.0 million in the Crude Oil Transportation and the Gathering, Processing & Terminalling segments, respectively, partially offset by decreased operating costs and expenses of $10.9 million in the Natural Gas Transportation segment, as discussed further below, as well as a $1.3 million decrease in the Corporate and Other segment primarily driven by an $4.5 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $3.2 million increase in corporate general and administrative costs due to increased overhead costs allocated from TD.
Interest expense, net. Interest expense of $45.6 million for the year ended December 31, 2016 was primarily composed of interest and fees associated with TEP's and Tallgrass Equity's revolving credit facilities and the 2024 Notes issued on September 1, 2016. Interest expense of $18.3 million for the year ended December 31, 2015 was primarily composed of interest and fees associated with TEP's revolving credit facility, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. The increase in interest and fees is primarily due to increased borrowings under TEP's revolving credit facility to fund a portion of TEP's 2016 and 2015 acquisitions, as discussed further in Note 4 – Acquisitions, as well as the higher borrowing rate on the 2024 Notes, the proceeds of which we used to repay borrowings under TEP's revolving credit facility, and a full period of interest and fees associated with outstanding borrowings under the Tallgrass Equity revolving credit facility.
Unrealized gain (loss) on derivative instrument. Unrealized loss on derivative instrument of $1.3 million represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $54.5 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively. Equity in earnings of unconsolidated investments of $54.5 million for the year ended December 31, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $9.1 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $2.8 million related to our 20% membership interest in Deeprock Development. The equity in earnings of Rockies Express for the year ended December 31, 2016 includes recognition of our portion of the $65 million settlement received by Rockies Express related to the lawsuit between Interior and Rockies Express as discussed in Note 19 – Legal and Environmental Matters. Equity in earnings of unconsolidated investments of $2.8 million for the year ended December 31, 2015 represents earnings associated with our 20% membership interest in Deeprock Development. For additional information, see Note 9 – Investments in Unconsolidated Affiliates.
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
Deferred income tax (expense) benefit. Deferred income tax expense for the year ended December 31, 2016 was $17.7 million compared to a deferred income tax benefit of $7.3 million for the year ended December 31, 2015. The increase in deferred income tax expense was primarily driven by the increase in net income before taxes and a full year of taxable income in 2016 compared to the period subsequent to the closing of the TEGP IPO from May 12, 2015 to December 31, 2015, as well as a higher effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of our acquisition of a 25% membership interest in Rockies Express during the second quarter of 2016. The year ended December 31, 2015 also included a $13.8 million deferred income tax benefit associated with a change in applicable state apportionment percentages, which increased the value of expected future state benefits attributable to the excess tax basis of our investment in Tallgrass Equity.

The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data – Natural Gas Transportation (1)	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Natural gas transportation services	$129,058	$125,603	$125,279
Sales of natural gas, NGLs, and crude oil	3,412	3,241	6,346
Processing and other revenues	8,551	6,253	6,363
Total revenues	141,021	135,097	137,988
Operating costs and expenses:
Cost of sales	2,767	3,804	6,342
Cost of transportation services	2,852	5,051	10,927
Operations and maintenance	28,910	28,458	27,767
Depreciation and amortization	19,180	20,976	22,927
General and administrative	15,385	16,335	17,052
Taxes, other than income taxes	4,493	4,338	4,840
Total operating costs and expenses	73,587	78,962	89,855
Operating income	$67,434	$56,135	$48,133

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 20 – Reportable Segments.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues. Natural Gas Transportation segment revenues were $141.0 million for the year ended December 31, 2017, compared to $135.1 million for the year ended December 31, 2016, which represents an increase of $5.9 million, or 4%, in segment revenues primarily due to a $3.5 million increase in natural gas transportation services, a $2.3 million increase in other revenue, and a $0.2 million increase in sales of natural gas, NGLs, and crude oil. The $3.5 million increase in natural gas transportation services was driven by increased tariff rates at TIGT, partially offset by a change in the fuel recovery structure, beginning May 1, 2016 as a result of the rate case settlement discussed in Note 18 – Regulatory Matters, as well as increased throughput volumes at Trailblazer. The $2.3 million increase in other revenues was primarily attributable to the increased management fee received by NatGas as a result of the Ultra settlement recognized during the year ended December 31, 2017, as discussed in Note 19 – Legal and Environmental Matters.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $73.6 million for the year ended December 31, 2017 compared to $79.0 million for the year ended December 31, 2016, which represents a decrease of $5.4 million, or 7%. The overall decrease in operating costs and expenses was primarily due to a $2.2 million decrease in the cost of transportation services, a $1.8 million decrease in depreciation and amortization, and a $1.0 million decrease in cost of sales. The $2.2 million decrease in the cost of transportation services was driven by lower costs associated with fuel reimbursements as a result of changes to TIGT's fuel recovery structure and the $1.8 million decrease in depreciation and amortization was driven by changes in depreciation rates at TIGT, both as a result of the 2016 rate case settlement discussed above. The $1.0 million decrease in cost of sales was driven by decreased volumes sold as well as a lower of cost and net realizable value inventory adjustment during the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues. Natural Gas Transportation segment revenues were $135.1 million for the year ended December 31, 2016, compared to $138.0 million for the year ended December 31, 2015, which represents a decrease of $2.9 million, or 2%, in segment revenues driven by a $3.1 million decrease in the sales of natural gas, NGLs, and crude oil as a result of lower volumes of natural gas sold. The decrease in sales of natural gas, NGLs, and crude oil was partially offset by a $0.3 million increase in natural gas transportation services primarily driven by a $2.3 million increase at TIGT, partially offset by a $1.9 million decrease at Trailblazer due to warmer weather in the first quarter of 2016, resulting in lower volumes transported during the year ended December 31, 2016. The increase in natural gas transportation services revenue at TIGT was primarily driven by increased tariff rates, partially offset by a change in the fuel recovery structure, beginning May 1, 2016 as a result of the rate case settlement discussed in Note 18 – Regulatory Matters.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $79.0 million for the year ended December 31, 2016 compared to $89.9 million for the year ended December 31, 2015, which represents a decrease of $10.9 million, or 12%. The overall decrease in operating costs and expenses was primarily driven by a $5.9 million decrease in cost of transportation services due to lower costs associated with fuel reimbursements as a result of the change in the fuel recovery structure discussed above, a $2.5 million decrease in cost of sales due to lower volumes of natural gas sold, and a $2.0 million decrease in depreciation and amortization due to lower depreciation rates as of May 1, 2016 as a result of the TIGT rate case settlement.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

	Year Ended December 31,
Segment Financial Data – Crude Oil Transportation (1)	2017	2016	2015
	(in thousands)
Revenues:
Crude oil transportation services	$353,395	$374,949	$300,436
Sales of natural gas, NGLs, and crude oil	11,179	5,554	3,791
Total revenues	364,574	380,503	304,227
Operating costs and expenses:
Cost of sales	9,680	4,728	4,257
Cost of transportation services	57,284	55,519	47,367
Operations and maintenance	11,838	13,075	8,795
Depreciation and amortization	52,364	51,362	47,168
General and administrative	20,906	20,650	20,620
Taxes, other than income taxes	22,332	19,385	16,553
Total operating costs and expenses	174,404	164,719	144,760
Operating income	$190,170	$215,784	$159,467

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 20 – Reportable Segments.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues. Crude Oil Transportation segment revenues were $364.6 million for the year ended December 31, 2017, compared to $380.5 million for the year ended December 31, 2016, which represents a decrease of $15.9 million, or 4%, in segment revenues driven by a $21.6 million decrease in crude oil transportation services, primarily due to a $27.1 million increase in shipper deficiency payments that are not recognized in revenue and a $9.9 million decrease in the incremental barrels delivered during the year ended December 31, 2017 compared to the year ended December 31, 2016, partially offset by a $7.8 million increase in committed barrels shipped and a $7.0 million increase in walk-up barrels shipped. The decrease in crude oil transportation services was partially offset by a $5.6 million increase in sales of natural gas, NGLs, and crude oil primarily due to increased volumes of crude oil sold during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $174.4 million for the year ended December 31, 2017 compared to $164.7 million for the year ended December 31, 2016, which represents an increase of $9.7 million, or 6%. The overall increase in operating costs and expenses was primarily driven by a $5.0 million increase in cost of sales primarily due to increased volumes of crude oil sold during the year ended December 31, 2017, a $2.9 million increase in taxes, other than income taxes, driven by assets placed in service throughout 2016, and a $1.8 million increase in cost of transportation services as a result of amendments to the Deeprock Terminal lease agreement, resulting in the non-cash write off of upfront payments in the fourth quarter of 2017, partially offset by lower lease payments during the third and fourth quarters of 2017. The increased cost of transportation services during the year ended December 31, 2017 as a result of the Deeprock Terminal lease was partially offset by higher electric costs as a result of pressure restrictions during the year ended December 31, 2016. The cost increases during the year ended December 31, 2017 were partially offset by a $1.2 million decrease in operations and maintenance costs due to the timing of pipeline integrity work.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues. Crude Oil Transportation segment revenues were $380.5 million for the year ended December 31, 2016 compared to $304.2 million for the year ended December 31, 2015 which represents an increase of $76.3 million, or 25%, in segment revenues due to a $74.5 million increase in crude oil transportation services revenue and a $1.8 million increase in sales of crude oil primarily due to increased volumes sold during the year ended December 31, 2016. The increase in crude oil transportation services was primarily driven by a $42.6 million increase in revenue from a full period of operations on the lateral in Northeast Colorado, which began commercial operations during the second quarter of 2015, a $19.6 million increase related to the activation of one of our joint tariffs in the second quarter of 2015, and lower revenue of $9.8 million during the year ended December 31, 2015 due to a force majeure at one of our joint tariff partners.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $164.7 million for the year ended December 31, 2016 compared to $144.8 million for the year ended December 31, 2015 which represents an increase of $20.0 million, or 14%. The overall increase in operating costs and expenses was primarily driven by an $8.2 million increase in cost of transportation services, primarily due to $4.2 million associated with drag-reduction agents and higher electrical costs at pump stations associated with increased transportation volumes, and increases of $4.3 million, $4.2 million, and $2.8 million in operations and maintenance costs, depreciation and amortization, and taxes, other than income taxes, respectively, all primarily driven by the costs associated with a full period of operations on the lateral in Northeast Colorado.
The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

	Year Ended December 31,
Segment Financial Data – Gathering, Processing & Terminalling (1)	2017	2016	2015
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$93,998	$68,698	$71,996
Processing and other revenues	92,213	44,835	41,391
Total revenues	186,211	113,533	113,387
Operating costs and expenses:
Cost of sales	80,088	63,746	64,686
Cost of transportation services	20,650	3,942	1,487
Operations and maintenance	21,321	13,537	14,261
Depreciation and amortization	19,256	13,909	14,163
General and administrative	10,035	7,715	5,597
Taxes, other than income taxes	2,007	1,677	403
Contract termination	—	8,061	—
(Gain) loss on disposal of assets	(599)	1,849	4,795
Total operating costs and expenses	152,758	114,436	105,392
Operating income (loss)	$33,453	$(903)	$7,995

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 20 – Reportable Segments.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues. Gathering, Processing & Terminalling segment revenues were $186.2 million for the year ended December 31, 2017, compared to $113.5 million for the year ended December 31, 2016, which represents a $72.7 million, or 64%, increase in segment revenues. The increase in segment revenues was primarily due to a $47.4 million increase in processing and other revenues and a $25.3 million increase in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by (i) increased water business services revenue of $29.8 million as a result of increased fresh water supply and produced water disposal volumes; (ii) increased terminalling services revenue of $11.0 million driven by the acquisition of a controlling interest in and subsequent consolidation of Deeprock Development in July 2017; and (iii) increased fee income of $6.1 million driven by the acquisition of the Douglas Gathering System in May 2017. The increase in sales of natural gas, NGLs, and crude oil was driven by a 36% increase in NGL prices and sales of residue gas from the Douglas

Gathering System, partially offset by lower volumes of NGLs sold during the year ended December 31, 2017 as a result of take in kind elections in effect for parts of 2017 under two major processing agreements.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $152.8 million for the year ended December 31, 2017 compared to $114.4 million for the year ended December 31, 2016, which represents an increase of $38.3 million, or 33%. The increase in operating costs and expenses was driven by (i) a $16.7 million increase in cost of transportation services primarily driven by increased volumes in water business services as discussed above and crude oil transportation fees paid by Stanchion during the year ended December 31, 2017; (ii) a $16.3 million increase in cost of sales primarily driven by higher producer settlements and higher NGL sales attributable to the acquisition of the Douglas Gathering System in 2017 as discussed above; and (iii) increases of $7.8 million, $5.3 million, and $2.3 million in operations and maintenance costs, depreciation and amortization, and general and administrative costs, respectively, all primarily driven by the 2017 acquisitions of the Douglas Gathering System, the PRB Crude System, and Deeprock Development. These increases were partially offset by a $8.1 million contract termination fee as a result of the buyout of an operating agreement at the Sterling Terminal during the year ended December 31, 2016 and a $2.4 million decrease in (gain) loss on disposal of assets primarily driven by a gain on disposal of assets from insurance proceeds received during the year ended December 31, 2017 related to assets destroyed by a fire caused by a lightning strike during the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues. Gathering, Processing & Terminalling segment revenues were $113.5 million for the year ended December 31, 2016, compared to $113.4 million for the year ended December 31, 2015, which represents a $0.1 million increase in segment revenues. The increase in segment revenues was primarily due to a $3.4 million increase in processing and other revenues driven by increased terminalling services revenue of $4.4 million, resulting from a full year of operations at the Sterling Terminal, and increased water business services revenue of $4.0 million primarily attributable to the Western and West Texas asset acquisitions, partially offset by lower processing fees of $4.9 million due to decreased volumes processed. The increase in processing and other revenues was partially offset by a $3.3 million decrease in the sales of natural gas, NGLs, and crude oil driven by lower NGL and natural gas sales due to lower volumes processed, partially offset by increased NGL prices.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $114.4 million for the year ended December 31, 2016 compared to $105.4 million for the year ended December 31, 2015, which represents an increase of $9.0 million, or 9%. The increase in operating costs and expenses was driven by (i) an $8.1 million contract termination fee during the year ended December 31, 2016 as discussed above; (ii) a $2.5 million increase in cost of transportation services due to costs associated with Western, which was acquired on December 16, 2015; (iii) a $2.1 million increase in general and administrative costs due to increased costs allocated to Water Solutions as a result of increased operating income related to our acquisitions of Western and West Texas; and (iv) a $1.3 million increase in taxes, other than income taxes due to higher property tax estimates for 2016 as a result of the Western acquisition and the Sterling Terminal which was placed in service during 2015. These increases were partially offset by (i) a $2.9 million decrease in (gain) loss on disposal of assets as a result of the $1.8 million loss on assets destroyed by fire as a result of a lightning strike during the year ended December 31, 2016, compared to a $4.8 million non-cash loss recognized on the sale of compressor and other assets in 2015; (ii) a $0.9 million decrease in cost of sales driven by decreased NGL volumes processed as discussed above; (iii) a $0.7 million decrease in operations and maintenance costs due to less downtime for plant maintenance activities during the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by higher costs associated with the Western and West Texas assets acquired; and (iv) a $0.3 million decrease in depreciation and amortization driven by an intangible asset becoming fully amortized as of December 31, 2015, partially offset by increased depreciation related to the new NGL transportation line.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the year ended December 31, 2017 were proceeds from TEP's issuance of long-term debt, borrowings under TEP's revolving credit facility, cash generated from operations, and proceeds from the issuance of TEP common units. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under TEP's revolving credit facility; and

•	future issuances of additional partnership units and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP's revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities at TEP. For additional information regarding our revolving credit facility and senior unsecured notes, see Note 11 – Long-term Debt. For additional information regarding our equity transactions, see Note 12 – Partnership Equity and Distributions.
Our total liquidity as of December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Cash on hand	$2,593	$2,459
Total capacity under the TEP revolving credit facility	1,750,000	1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility (1)	(661,000)	(1,015,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	—
Available capacity under the TEP revolving credit facility	1,088,906	735,000
Total capacity under the Tallgrass Equity revolving credit facility	150,000	150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(146,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	4,000	2,000
Total liquidity	$1,095,499	$739,459

(1)	As of February 12, 2018, outstanding borrowings under the TEP revolving credit facility were approximately $0.9 billion.
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
As of December 31, 2017, we had a working capital deficit of $101.6 million compared to a working capital deficit of $37.7 million at December 31, 2016, which represents an increase in the working capital deficit of $63.8 million. The overall increase in the working capital deficit was primarily attributable to changes in the following components:

•
an increase in accounts payable of $74.4 million primarily due to crude oil purchases at Stanchion, as well as increased expansion capital accruals at Pony Express and Terminals, and increased settlement volumes at TMID as a result of the Douglas Gathering acquisition;

•	an increase in deferred revenue of $27.7 million primarily from deficiency payments collected by Pony Express;

•
an increase in accrued liabilities of $19.0 million primarily due to an increase in interest accrued at December 31, 2017 compared to December 31, 2016 due to increased borrowings and higher interest rates on the 2024 and 2028 Notes issued during 2017 compared to borrowings under TEP's revolving credit facility; and

•	a decrease in derivative assets at fair value of $11.0 million as TEP exercised the remainder of the call option granted by TD
These working capital decreases were partially offset by:

•	an increase in accounts receivable of $60.4 million primarily due to crude oil sales at Stanchion; and

•	an increase in inventories of $8.5 million primarily due to crude oil purchases at Stanchion.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$571,396	$413,298	$300,216
Investing activities	$(898,541)	$(595,539)	$(899,432)
Financing activities	$327,279	$182,466	$600,583
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Cash flows provided by operating activities were $571.4 million and $413.3 million for the years ended December 31, 2017 and 2016, respectively. The increase in net cash flows provided by operating activities of $158.1 million was primarily driven by a $237.2 million increase in distributions received from Rockies Express as a result of the Ultra settlement received in July 2017 as well as our increased membership interest during the year ended December 31, 2017.
Investing Activities. Cash flows used in investing activities were $898.5 million for the year ended December 31, 2017, primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express;

•
capital expenditures of $145.1 million, primarily due to spending on an additional freshwater connection at Water Solutions, a connection to a refinery complex on the Pony Express System, a 55-mile extension on the Pony Express system, and remediation digs on the Pony Express System as discussed in Note 19 – Legal and Environmental Matters;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas;

•	cash outflows of $128.5 million for the acquisition of the Douglas Gathering System;

•	cash outflows of $57.2 million for the acquisition of an additional 40% membership interest in Deeprock Development;

•	contributions to unconsolidated investments in the amount of $45.9 million, primarily to fund remaining costs associated with the Zone 3 Capacity Enhancement project at Rockies Express; and

•	cash outflows of $36.0 million for the acquisition of the PRB Crude System.
These cash outflows were partially offset by $69.4 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $595.5 million for the year ended December 31, 2016, primarily driven by:

•	cash outflows of $436.0 million for the acquisition of a 25% membership interest in Rockies Express;

•
capital expenditures of $84.5 million, primarily due to post in-service spending on Pony Express System projects, the Pipeline Integrity Management Program at Trailblazer, and costs associated with construction of the Buckingham Terminal;

•
cash outflows of $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express, the remainder of which is classified as a financing activity as discussed below; and

•	contributions to unconsolidated investments in the amount of $50.1 million, primarily to fund costs associated with the Zone 3 Capacity Enhancement project at Rockies Express.
These cash outflows were partially offset by $24.1 million of distributions received from Rockies Express in excess of cumulative earnings recognized.

Financing Activities. Cash flows provided by financing activities were $327.3 million for the year ended December 31, 2017, primarily driven by:

•	proceeds from TEP's issuance of $1.1 billion in aggregate principal amount of 2024 and 2028 Notes; and

•	net cash proceeds of $112.4 million from the issuance of 2,341,061 TEP common units under its Equity Distribution Agreements.
These financing cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $317.1 million, consisting of distributions to TEP unitholders of $185.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $125.2 million, and distributions to Pony Express noncontrolling interests of $6.2 million;

•	net repayments under the revolving credit facilities of $356.0 million;

•	$72.4 million for the exercise of the remainder of the call option granted by TD covering 1,703,094 TEP common units;

•	$35.3 million for the 736,262 TEP common units repurchased from TD;

•	distributions to Class A shareholders of $73.3 million; and

•	deferred financing costs of $22.4 million from the issuance of the 2024 and 2028 Notes and the amendment to TEP's revolving credit facility.
Cash flows provided by financing activities were $182.5 million for the year ended December 31, 2016, primarily driven by:

•	proceeds from TEP's issuance of $400.0 million in aggregate principal amount of 2024 Notes;

•	net cash proceeds of $337.7 million from the issuance of 7,696,708 TEP common units under its Equity Distribution Agreements;

•	net borrowings under the TEP revolving credit facility of $262.0 million;

•	net cash proceeds of $90.0 million from TEP's issuance of 2,416,987 common units representing limited partnership interests in a private placement transaction; and

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

•	$204.6 million for TEP's partial exercise of the call option granted by TD covering 4,814,906 TEP common units; and

•	distributions to TEGP Class A shareholders of $42.5 million.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Activities. Cash flows provided by operating activities were $413.3 million and $300.2 million for the years ended December 31, 2016 and 2015, respectively. The increase in net cash flows provided by operating activities of $113.1 million was primarily driven by the increase in operating results as discussed above, $51.8 million of distributions received from Rockies Express, and a net increase in cash inflows from changes in working capital, primarily driven by a $18.7 million increase in net cash inflows from accounts receivable due to collection of receivables during the year ended December 31, 2016 associated primarily with an increase in incremental barrels shipped at Pony Express, and a $13.2 million increase in deferred revenue associated primarily with deficiency payments collected by Pony Express during the year ended December 31, 2016.
Investing Activities. Cash flows used in investing activities were $595.5 million for the year ended December 31, 2016. Investing cash outflows for the year ended December 31, 2016 were primarily driven by 2016 acquisitions, capital expenditures, and contributions to Rockies Express, as discussed above.

Cash flows used in investing activities were $899.4 million for the year ended December 31, 2015, primarily driven by:

•	the cash outflow of $700.0 million for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express;

•
capital expenditures of $120.7 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado, and costs associated with construction of the Sterling Terminal; and

•	the cash outflow of $75.0 million for the acquisition of Western.
Financing Activities. Cash flows provided by financing activities were $182.5 million for the year ended December 31, 2016, primarily driven by proceeds from the issuance of the 2024 Notes, issuance of TEP common units, net borrowings under the TEP revolving credit facility, and contributions from TD, partially offset by the portion of the TEP acquisition of the additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired, distributions to noncontrolling interests and Class A shareholders, and the partial exercise of the call option granted by TD as discussed above.
Cash flows provided by financing activities were $600.6 million for the year ended December 31, 2015, primarily driven by:
•$1.3 billion of net proceeds from the initial public offering of Class A shares in May 2015;

•	net cash proceeds of $554.1 million from the issuance of 11,200,000 TEP common units in a public offering and 65,744 TEP common units issued under the TEP Equity Distribution Agreements; and
•net borrowings under the revolving credit facilities of $342.0 million.
These financing cash inflows were partially offset by cash outflows of:
•$953.6 million for the acquisition of 20,000,000 TEP common units by Tallgrass Equity as part of the TEGP IPO;

•	$334.1 million for the distribution of proceeds from the TEGP IPO to the Exchange Right Holders as part of the reorganization of entities effective concurrent with the TEGP IPO;

•	$171.9 million for the acquisition of additional Tallgrass Equity units as part of the reorganization concurrent with the TEGP IPO; and

•
distributions to noncontrolling interests of $153.1 million, consisting on distributions to TEP unitholders of $99.1 million, Tallgrass Equity distributions to the Exchange Right Holders of $28.7 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $25.3 million.

Distributions
Distributions to our Class A shareholders. We distribute 100% of our available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Our sole cash-generating asset is an approximate 31.43% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets consist of direct and indirect partnership interests in TEP and its membership interest in Rockies Express, as detailed above in "—Overview". Available cash is generally defined as all our cash and cash equivalents on hand at the date of determination in respect of such quarter less reserves established in the discretion of our general partner for future requirements. For a discussion of factors and trends impacting TEP's business, which in turn impacts our ability to pay cash distributions to our Class A shareholders, please see "—Factors and Trends Impacting Our Business" above.
Our distribution for the three months ended December 31, 2017, in the amount of 0.3675 per Class A share, or $21.3 million in the aggregate, was announced on January 8, 2018 and will be paid on February 14, 2018 to Class A shareholders of record on January 31, 2018.
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
We expect to incur approximately $238 million for expansion capital projects and approximately $24 million for maintenance capital expenditures in 2018.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Maintenance capital expenditures	$14,822	$11,323	$12,123
Expansion capital expenditures	135,604	44,348	72,190
Total capital expenditures incurred	$150,426	$55,671	$84,313
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The increase in maintenance capital expenditures to $14.8 million for the year ended December 31, 2017 from $11.3 million for the year ended December 31, 2016 is primarily driven by increased expenditures in the Crude Oil Transportation and Gathering, Processing & Terminalling segments. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The increase in expansion capital expenditures to $135.6 million for the year ended December 31, 2017 from $44.3 million for the year ended December 31, 2016 is primarily driven by increased expansion capital expenditures in the Gathering, Processing & Terminalling and Crude Oil Transportation segments. Expansion capital expenditures for the year ended December 31, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions, construction of the Grasslands Terminal and the Natoma Terminal, a connection to a third-party refinery complex on the Pony Express System and a 55-mile extension on the Pony Express system. Expansion capital expenditures of $44.3 million for the year ended December 31, 2016 consisted primarily of post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal.
The decrease in maintenance capital expenditures to $11.3 million for the year ended December 31, 2016 from $12.1 million for the year ended December 31, 2015 is primarily driven by decreased maintenance capital expenditures in the Gathering, Processing & Terminalling segment. The decrease in expansion capital expenditures to $44.3 million for the year ended December 31, 2016 from $72.2 million for the year ended December 31, 2015 is primarily driven by decreased expansion capital expenditures in the Gathering, Processing & Terminalling segment. Expansion capital expenditures of $44.3 million for the year ended December 31, 2016 consisted primarily of post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal. Expansion capital expenditures of $72.2 million for the year ended December 31, 2015 consisted primarily of costs associated with construction of the Sterling Terminal and spending on the NGL pipeline in Northeast Colorado. During the year ended December 31, 2015, substantially all the expansion capital expenditures related to Pony Express System projects were funded by TD.
During the year ended December 31, 2017, TEP acquired a new unconsolidated affiliate, BNN Colorado Water, LLC ("BNN Colorado") for approximately $7.0 million. In connection with the investment in BNN Colorado, TEP made commitments to fund the remaining construction of the pipeline system, estimated at $3.8 million as of December 31, 2017. In addition, TEP invested cash in unconsolidated affiliates, including Rockies Express, BNN Colorado, and Deeprock Development, of $45.9 million, $50.1 million, and $0.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, to fund its share of capital projects. TEP has also committed to Rockies Express to fund the repayment of Rockies Express' $550 million 6.85% senior notes due July 15, 2018, in proportion to its 49.99% membership interest, which it intends to fund through borrowings under TEP's revolving credit facility.
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

Contractual Obligations
Following is a summary of our contractual cash obligations in future periods, representing amounts that were fixed and determinable as of December 31, 2017:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations (1)	$2,307,000	$—	$146,000	$661,000	$1,500,000
Interest on debt obligations (2)	816,565	113,798	223,698	200,631	278,438
Operating lease and service contract obligations (3)	2,383	506	945	464	468
Land site lease and right-of-way (4)	7,923	720	1,820	1,457	3,926
Other purchase commitments (5)	23,594	19,345	4,161	40	48
Total	$3,157,465	$134,369	$376,624	$863,592	$1,782,880

(1)
Debt obligations at December 31, 2017 consisted of borrowings under the TEP and Tallgrass Equity revolving credit facilities and the 2024 and 2028 Notes. For additional information, see Note 11 – Long-term Debt.

(2)	Interest on debt obligations is estimated using current borrowings and interest rates as of December 31, 2017. For additional information, see Note 11 – Long-term Debt.

(3)	Operating leases and service contracts consist of leases for office space and equipment. For additional information, see Note 13 – Commitments & Contingent Liabilities.

(4)
Land site lease and right-of-way contracts consist of payments to landowners, primarily in our Crude Oil Transportation and Natural Gas Transportation segments. For additional information, see Note 13 – Commitments & Contingent Liabilities.

(5)	Other purchase commitments primarily relate to planned non-reimbursable capital expenditures and operating and maintenance expenditures.
On May 17, 2013, in connection with the closing of TEP's IPO, TEP and its general partner entered into the TEP Omnibus Agreement, which provides that, among other things, TEP will reimburse Tallgrass Energy Holdings and its affiliates for all expenses they incur and payments they make on TEP's behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by Tallgrass Energy Holdings and its affiliates, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of the TEGP IPO, TEGP entered into the TEGP Omnibus Agreement with TEGP Management, LLC, Tallgrass Equity and Tallgrass Energy Holdings (which acts as the general partner of TD). Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a quarterly reimbursement to Tallgrass Energy Holdings for costs associated with TEGP being a public company.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our significant accounting policies and the anticipated impact of recently issued accounting standards are described in Note 2 – Summary of Significant Accounting Policies. Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included in this report.

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

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2017. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We completed our impairment testing of goodwill in the third quarter of 2017 using the methodology described herein, and determined there was no impairment.

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

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for details regarding the impact of potential changes in the commodity forward price curves on our derivative instruments at December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Prior to our acquisition of the Douglas Gathering System on June 5, 2017, approximately 99% of our reserved natural gas processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. With our acquisition of the Douglas Gathering System, the largest existing firm fee contract was terminated because the counterparty to this contract, DCP Douglas, LLC, became our indirect wholly-owned subsidiary. In addition, we acquired a number of commodity sensitive gathering and processing contracts such as percent of proceeds or keep whole processing contracts in the acquisition. During the year ended December 31, 2017, approximately 17%, 53%, and 30% of TMID's operating income came from firm fee, volumetric fee, and commodity sensitive contracts, respectively. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices.
Historically, we have had a limited amount of direct commodity price exposure related to natural gas collected for electrical compression costs and lost and unaccounted for gas on the TIGT System. Accordingly, we have historically entered into derivative contracts with third parties for a substantial majority of the natural gas we expected to collect for the purpose of hedging our commodity price exposures. In 2016, we also entered into long natural gas swaps covering a portion of the natural gas that TMID expected to purchase in 2017. In addition, we have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express and Terminals. During 2016, we began entering into derivative contracts for the sale of crude oil inventory. During 2017, Stanchion began to transact in crude oil and enter into financial derivative contracts in connection with these transactions.
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
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of December 31, 2017, assuming a parallel shift in the forward curve through the end of 2017:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contracts (1)	$(2,368)	$(2,151)	$2,151

(1)	Represents the forward sale of 356,000 barrels of crude oil by our Gathering, Processing & Terminalling segment which will settle throughout the first quarter of 2018.
Interest Rate Risk
As described in Note 11 – Long-term Debt, Tallgrass Equity currently has $146.0 million in outstanding borrowings under its revolving credit facility. Borrowings under the credit facility bear interest, at Tallgrass Equity's option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
As of December 31, 2017, TEP has issued $750 million of 2024 Notes and $750 million of 2028 Notes. In addition, TEP currently has a $1.75 billion revolving credit facility with borrowings of $661.0 million. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.50% to 1.50% for base rate borrowings and 1.50% to 2.50% for reserve adjusted Eurodollar rate borrowings, based upon our total leverage ratio.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.5 million based on our outstanding debt under our revolving credit facilities as of December 31, 2017.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BB+ or Ba1 and better credit ratings or are part of corporate families with such credit ratings as of December 31, 2017.
We also have indirect credit risk exposure with respect to our investment in Rockies Express. See Item 1A.—Risk Factors for additional information.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors of TEGP Management, LLC, the general partner of Tallgrass Energy GP, LP and the shareholders of Tallgrass Energy GP, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tallgrass Energy GP, LP and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 , based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Terminals, the Douglas Gathering System, and Deeprock Development from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Partnership during 2017. We have also excluded Terminals, the Douglas Gathering System, and Deeprock Development from our audit of internal control over financial reporting. Terminals and the Douglas Gathering System are wholly-owned subsidiaries and Deeprock Development is a 69% owned consolidated subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 13, 2018

We have served as the Partnership’s auditor since 2015.

TALLGRASS ENERGY GP, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,593	$2,459
Accounts receivable, net	119,955	59,536
Gas imbalances	1,990	1,597
Inventories	21,609	13,093
Derivative assets	—	10,967
Prepayments and other current assets	11,175	7,628
Total Current Assets	157,322	95,280
Property, plant and equipment, net	2,394,337	2,079,232
Goodwill	404,838	343,288
Intangible assets, net	97,731	93,522
Unconsolidated investments	909,531	475,625
Deferred financing costs, net	12,563	6,042
Deferred tax asset	312,997	521,454
Deferred charges and other assets	2,694	11,037
Total Assets	$4,292,013	$3,625,480
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$98,882	$24,449
Accounts payable to related parties	5,342	5,824
Gas imbalances	1,663	1,239
Derivative liabilities	2,368	556
Accrued taxes	19,272	16,996
Accrued liabilities	35,707	16,755
Deferred revenue	88,471	60,757
Other current liabilities	7,171	6,446
Total Current Liabilities	258,876	133,022
Long-term debt, net	2,292,993	1,555,981
Other long-term liabilities and deferred credits	18,965	7,063
Total Long-term Liabilities	2,311,958	1,563,044
Commitments and Contingencies
Equity:
Predecessor Equity	—	82,295
Class A Shareholders (58,085,002 and 58,075,000 shares outstanding at December 31, 2017 and 2016, respectively)	48,613	250,967
Class B Shareholders (99,154,440 shares outstanding at December 31, 2017 and 2016)	—	—
Total Partners' Equity	48,613	333,262
Noncontrolling interests	1,672,566	1,596,152
Total Equity	1,721,179	1,929,414
Total Liabilities and Equity	$4,292,013	$3,625,480

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$345,733	$374,949	$300,436
Natural gas transportation services	122,364	119,962	119,895
Sales of natural gas, NGLs, and crude oil	108,503	77,123	82,133
Processing and other revenues	79,298	39,628	40,197
Total Revenues	655,898	611,662	542,661
Operating Costs and Expenses:
Cost of sales	91,213	71,650	75,285
Cost of transportation services	46,200	47,669	46,840
Operations and maintenance	62,069	55,070	50,823
Depreciation and amortization	90,800	86,247	84,258
General and administrative	65,536	57,298	52,635
Taxes, other than income taxes	28,832	25,400	21,796
Contract termination	—	8,061	—
(Gain) loss on disposal of assets	(599)	1,849	4,795
Total Operating Costs and Expenses	384,051	353,244	336,432
Operating Income	271,847	258,418	206,229
Other Income (Expense):
Interest expense, net	(89,348)	(45,601)	(18,330)
Unrealized gain (loss) on derivative instrument	1,885	(1,291)	—
Equity in earnings of unconsolidated investments	237,110	54,531	2,759
Gain on remeasurement of unconsolidated investment	9,728	—	—
Other income, net	1,221	1,723	2,413
Total Other Income (Expense)	160,596	9,362	(13,158)
Net income before tax	432,443	267,780	193,071
Deferred income tax (expense) benefit	(208,458)	(17,741)	7,277
Net income	223,985	250,039	200,348
Net income attributable to noncontrolling interests	(352,714)	(216,250)	(156,035)
Net (loss) income attributable to TEGP	$(128,729)	$33,789	$44,313
Allocation of income:
Net (loss) income attributable to TEGP	$(128,729)	$33,789	$44,313
Predecessor operations interest in net income	—	(6,995)	(12,357)
Net (loss) income attributable to TEGP, excluding predecessor operations interest	(128,729)	26,794	31,956
Net income attributable to TEGP prior to May 12, 2015	—	—	(7,393)
Net (loss) income attributable to TEGP subsequent to May 12, 2015	(128,729)	26,794	24,563
Basic net (loss) income per Class A share	$(2.22)	$0.55	$0.51
Diluted net (loss) income per Class A share	$(2.22)	$0.55	$0.51
Basic average number of Class A shares outstanding	58,076	48,856	47,725
Diluted average number of Class A shares outstanding	58,076	48,889	47,808

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF EQUITY

	TEGP Predecessor Equity	Predecessor Equity	Partners' Capital				Noncontrolling Interests	Total Equity
			Class A Shares		Class B Shares
			Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 1, 2015	$146,866	$19,402	—	$—	—	$—	$1,648,285	$1,814,553
Net income for the period from January 1, 2015 to May 11, 2015	7,393	2,235	—	—	—	—	32,196	41,824
Net income for the period from May 12, 2015 to December 31, 2015	—	10,122	—	24,563	—	—	123,839	158,524
Issuance of TEP units to public, net of offering costs	63,464	—	—	—	—	—	487,653	551,117
Acquisition of additional 33.3% membership interest in Pony Express	(98,446)	—	—	—	—	—	(601,554)	(700,000)
Distributions to TEGP Predecessor	(4,108)	—	—	—	—	—	(9,425)	(13,533)
Issuance of Class A shares to the public, net of offering costs	—	—	47,725	1,314,738	—	—	—	1,314,738
Issuance of Class B shares to the Exchange Right Holders	—	—	—	—	109,504	—	—	—
Acquisition of Acquired TEP Units from TD	—	—	—	(953,600)	—	—	—	(953,600)
Distribution of excess TEGP IPO proceeds to Exchange Right Holders	—	—	—	(334,068)	—	—	—	(334,068)
Acquisition of Tallgrass Equity units from Exchange Right Holders	—	—	—	(171,948)	—	—	—	(171,948)
Consolidation of TEGP Predecessor Assets	(115,169)	—	—	115,169	—	—	—	—
Contributions from Predecessor Entities, net	—	39,805	—		—	—	—	39,805
Deferred tax asset	—	—	—	445,152	—	—	—	445,152
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	—	—	(665)	—	—	(5,938)	(6,603)
Noncash compensation expense	—	—	—	493	—	—	9,337	9,830
Contributions from noncontrolling interests	—	—	—	—	—	—	110,127	110,127
Distributions to noncontrolling interests	—	—	—	—	—	—	(197,402)	(197,402)
Distributions to TEP GP Members	—	—	—	(7,465)	—	—	—	(7,465)
Issuance of TEP units to public, net of offering costs	—	—	—	297	—	—	2,670	2,967
Distributions to Class A shareholders	—	—	—	(10,356)	—	—	—	(10,356)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(600)	(600)
Balance at December 31, 2015	$—	$71,564	47,725	$422,310	109,504	$—	$1,599,188	$2,093,062
Net income	—	6,995	—	26,794	—	—	216,250	250,039
Acquisition of additional 31.3% membership interest in Pony Express	—	—	—	(255,617)	—	—	(173,422)	(429,039)
Issuance of TEP units to public, net of offering costs	—	—	—	28,762	—	—	308,909	337,671
Distributions to noncontrolling interests	—	—	—	—	—	—	(249,142)	(249,142)
Partial exercise of call option	—	—	—	(27,312)	—	—	(211,315)	(238,627)
Issuance of TEP common units in a private placement, net of offering costs	—	—	—	7,592	—	—	82,417	90,009
Deferred tax asset	—	—	—	86,766	—	—	—	86,766
TEGP distributions to Class A shareholders	—	—	—	(42,499)	—	—	—	(42,499)
Contributions from noncontrolling interests	—	—	—	—	—	—	9,304	9,304
Noncash compensation expense	—	—	—	1,448	—	—	7,879	9,327
Acquisition of membership interest in BNN	—	—	—	(464)	—	—	(5,536)	(6,000)
Contributions from TD	—	—	—	5,827	—	—	12,067	17,894
Costs associated with equity issuance	—	—	—	(986)	—	—	—	(986)
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	—	—	(51)	—	—	(447)	(498)
Distribution of excess TEGP IPO proceeds to Exchange Right Holders	—	—	—	(1,603)	—	—	—	(1,603)
Contributions from Predecessor Entities, net	—	3,736						3,736

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF EQUITY

	TEGP Predecessor Equity	Predecessor Equity	Partners' Capital				Noncontrolling Interests	Total Equity
			Class A Shares		Class B Shares
			Shares	Amount	Shares	Amount
	(in thousands)
Conversion of Class B shares to Class A shares	—	—	10,350	—	(10,350)	—	—	—
Balance at December 31, 2016	$—	$82,295	58,075	$250,967	99,154	$—	$1,596,152	$1,929,414
Acquisition of Terminals and NatGas	—	(82,295)	—	(21,314)	—	—	(36,391)	(140,000)
Net income	—	—	—	(128,729)	—	—	352,714	223,985
Issuance of TEP units to the public, net of offering costs	—	—	—	11,353	—	—	101,067	112,420
TEGP distributions to Class A shareholders	—	—	—	(73,321)	—	—	—	(73,321)
Noncash compensation expense	—	—	—	1,603	—	—	10,390	11,993
Issuance of TEGP Class A shares under TEGP LTIP plan	—	—	10	—	—	—	—	—
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	—	—	(1,317)	—	—	(11,616)	(12,933)
Partial exercise of call option	—	—	—	(12,052)	—	—	(72,890)	(84,942)
Repurchase of TEP common units from TD	—	—	—	(3,618)	—	—	(31,717)	(35,335)
Acquisition of additional 24.99% membership interest in Rockies Express	—	—	—	23,522	—	—	40,159	63,681
Acquisition of additional 40% membership interest in Deeprock Development	—	—	—	—	—	—	45,869	45,869
Acquisition of noncontrolling interests	—	—	—	669	—	—	(7,109)	(6,440)
Contributions from TD	—	—	—	850	—	—	1,451	2,301
Contributions from noncontrolling interest	—	—	—	—	—	—	1,589	1,589
Distributions to noncontrolling interest	—	—	—	—	—	—	(317,102)	(317,102)
Balance at December 31, 2017	$—	$—	58,085	$48,613	99,154	$—	$1,672,566	$1,721,179

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Flows from Operating Activities:
Net income	$223,985	$250,039	$200,348
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	98,537	94,038	89,168
Equity in earnings of unconsolidated investments	(237,110)	(54,531)	(2,759)
Distributions from unconsolidated investments	237,192	54,449	3,096
Deferred tax expense (benefit)	208,458	17,741	(7,277)
Gain on remeasurement of unconsolidated investment	(9,728)	—	—
Other noncash items, net	9,226	9,711	10,446
Changes in components of working capital:
Accounts receivable and other	(57,927)	2,835	(15,900)
Accounts payable and accrued liabilities	84,731	10,684	10,297
Deferred revenue	27,283	33,815	20,612
Other current assets and liabilities	(10,542)	(5,578)	(6,143)
Other operating, net	(2,709)	95	(1,672)
Net Cash Provided by Operating Activities	571,396	413,298	300,216
Cash Flows from Investing Activities:
Acquisition of Rockies Express membership interest	(400,000)	(436,022)	—
Capital expenditures	(145,144)	(84,491)	(120,718)
Acquisition of Terminals and NatGas	(140,000)	—	—
Acquisition of Douglas Gathering System	(128,526)	—	—
Distributions from unconsolidated investment in excess of cumulative earnings	69,434	24,120	1,552
Acquisition of Deeprock Development	(57,202)	—	—
Contributions to unconsolidated investments	(45,948)	(50,076)	(383)
Acquisition of PRB Crude System	(36,030)	—	—
Acquisition of Pony Express membership interest	—	(49,118)	(700,000)
Acquisition of Western	—	—	(75,000)
Other investing, net	(15,125)	48	(4,883)
Net Cash Used in Investing Activities	(898,541)	(595,539)	(899,432)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,103,750	400,000	—
(Repayments) borrowings under revolving credit facilities, net	(356,000)	262,000	342,000
Distributions to noncontrolling interests	(317,102)	(249,142)	(153,064)
Proceeds from public offering of TEP common units, net of offering costs	112,420	337,671	554,084
TEGP distributions to Class A shareholders	(73,321)	(42,499)	(10,356)
Partial exercise of call option	(72,381)	(204,634)	—
Repurchase of TEP common units from TD	(35,335)	—	—
Payments for deferred financing costs	(22,375)	(10,380)	(3,271)
Contribution from TD	—	17,894	—
Distribution to TEGP Predecessor Member, net	—	—	(13,533)
Distribution to TEP GP Member, net	—	—	(7,465)

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Acquisition of Pony Express membership interest	—	(425,882)	—
Proceeds from private placement of TEP common units, net of offering costs	—	90,009	—
Distribution of Excess Proceeds to Exchange Right Holders	—	(1,603)	(334,068)
Proceeds from initial public offering of Class A shares, net	—	—	1,314,738
Acquisition of Acquired TEP Units	—	—	(953,600)
Acquisition of additional Tallgrass Equity units	—	—	(171,948)
Other financing, net	(12,377)	9,032	37,066
Net Cash Provided by Financing Activities	327,279	182,466	600,583
Net Change in Cash and Cash Equivalents	134	225	1,367
Cash and Cash Equivalents, beginning of period	2,459	2,234	867
Cash and Cash Equivalents, end of period	$2,593	$2,459	$2,234

Supplemental Disclosures:
Cash payments for interest, net	$(72,698)	$(34,367)	$(16,432)
Schedule of Noncash Investing and Financing Activities:
Increase in accrual for payment of property, plant and equipment	$8,975	$—	$—
TEP common units issued as partial consideration to acquire additional 9% membership interest in Deeprock Development	$6,617	$—	$—
Property, plant and equipment acquired via the cash management agreement with TD	$—	$—	$138,936
Contributions from noncontrolling interests settled via the cash management agreement with TD	$—	$—	$68,277
Distributions to noncontrolling interests settled via the cash management agreement with TD	$—	$—	$(69,017)

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY GP, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Tallgrass Energy GP, LP ("TEGP" or the "Partnership") is a limited partnership that has elected to be treated as a corporation for U.S. federal income tax purposes. TEGP was formed as part of the reorganization of entities controlled by Tallgrass Equity, LLC ("Tallgrass Equity") to effect the initial public offering of Class A shares of TEGP (the "TEGP IPO"), which was completed on May 12, 2015. Prior to closing the TEGP IPO, Tallgrass Equity held a 100% membership interest in Tallgrass Energy Holdings, LLC ("Tallgrass Energy Holdings"). Tallgrass Energy Holdings, in turn, held a 100% limited partner interest in TEGP and a 100% membership interest in TEGP Management, LLC ("TEGP Management"), the general partner of TEGP. For more information see "Basis of Presentation" in Note 2 – Summary of Significant Accounting Policies.
TEGP's sole cash-generating asset as of December 31, 2017 was an approximate 36.94% controlling membership interest in Tallgrass Equity. Tallgrass Equity's sole cash-generating assets as of December 31, 2017 consisted of its direct and indirect partnership interests in TEP, as described below, that were historically owned by entities controlled by Tallgrass Equity, including TD:

•
100% of the outstanding membership interests in Tallgrass MLP GP, LLC ("TEP GP"), which owns the general partner interest in TEP as well as all the TEP incentive distribution rights ("IDRs"). The general partner interest in TEP is represented by 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP at December 31, 2017.

•	The Acquired TEP Units, representing an approximate 27.01% limited partner interest in TEP at December 31, 2017.
As discussed in Note 22 – Subsequent Events, on February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, LLC, a wholly-owned subsidiary of Tallgrass Equity ("Tallgrass Development Holdings"), and as a result of the merger, Tallgrass Equity acquired a 25.01% membership in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development.
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

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering and processing facilities; crude oil gathering, storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; the transportation of NGLs; and the marketing of crude oil and NGLs.

Natural Gas Transportation. TEP provides natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) its 49.99% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline"), inclusive of the additional 24.99% membership interest acquired from Tallgrass Development, LP ("TD") effective March 31, 2017 as discussed in Note 4 – Acquisitions, and our 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas") acquired effective January 1, 2017, which operates the Rockies Express Pipeline, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline"). As discussed in Note 22 – Subsequent Events, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express from Tallgrass Development on February 7, 2018.

Crude Oil Transportation. TEP provides crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma, and includes a lateral in Northeast Colorado commencing in Weld County, Colorado that interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System").
Gathering, Processing & Terminalling. TEP provides natural gas gathering and processing services for customers in Wyoming through: (1) a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System") that was acquired on June 5, 2017, as discussed in Note 4 – Acquisitions, (2) the Casper and Douglas natural gas processing facilities, and (3) the West Frenchie Draw natural gas treating facility. TEP also provides crude oil gathering services for customers in Wyoming through a crude oil gathering system in the Powder River Basin (the "PRB Crude System") that was acquired on August 3, 2017, as discussed in Note 4 – Acquisitions; and NGL transportation services in Northeast Colorado and Wyoming. TEP performs water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, and Wyoming through BNN Water Solutions, LLC ("Water Solutions"), and crude oil storage and terminalling services through TEP's 100% membership interest in Tallgrass Terminals, LLC ("Terminals") acquired effective January 1, 2017, which owns and operates crude oil terminals near Sterling, Colorado (the "Sterling Terminal") and in Weld County, Colorado (the "Buckingham Terminal"). Terminals also owns a 69% membership interest in Deeprock Development, LLC ("Deeprock Development"), which owns a crude oil terminal in Cushing, Oklahoma (the "Cushing Terminal"), inclusive of an additional 49% membership interest in Deeprock Development acquired in July 2017 as discussed in Note 4 – Acquisitions. The Gathering, Processing & Terminalling segment also includes newly formed Stanchion Energy, LLC ("Stanchion"), which transacts in crude oil. As discussed in Note 22 – Subsequent Events, on January 2, 2018, Terminals acquired an approximately 38% interest in Deeprock North, LLC ("Deeprock North"), which was merged into Deeprock Development immediately following the acquisition, and on January 12, 2018, Water Solutions acquired a 100% membership interest in Buckhorn Energy Services, LLC and Buckhorn SWD Solutions, LLC (collectively, "BNN North Dakota").
The term "Terminals Predecessor" refers to Terminals and the term "NatGas Predecessor" refers to NatGas prior to their acquisition by TEP on January 1, 2017. Terminals Predecessor and NatGas Predecessor are collectively referred to as the Predecessor Entities, as further discussed in Note 2 – Summary of Significant Accounting Policies. Financial results for all prior periods have been recast to reflect the operations of the Predecessor Entities. Predecessor Equity as presented in the consolidated financial statements represents the capital account activity of Terminals Predecessor and NatGas Predecessor prior to January 1, 2017. For additional information regarding these acquisitions, see Note 4 – Acquisitions.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
The accompanying consolidated financial statements of TEGP for periods prior to May 12, 2015 include historical cost basis accounts of the assets of TEGP and were prepared in contemplation of TEGP's initial public offering of Class A shares completed on May 12, 2015 and the acquisition of an approximately 30.35% interest in Tallgrass Equity as described below, which was accounted for as a transaction between entities under common control in accordance with ASC 805. Significant intra-entity items have been eliminated in the presentation. Both TEGP and TEGP Predecessor are considered entities under common control and, as such, the transfer between the entities of the assets and liabilities has been recorded by TEGP at historical cost. TEGP, as used herein, refers to the consolidated financial results and operations for TEGP Predecessor prior to the completion of the TEGP IPO and to TEGP thereafter.
In connection with the closing of the TEGP IPO on May 12, 2015, the following transactions (the "Reorganization Transactions") occurred:

•
Tallgrass Equity distributed its membership interest in Tallgrass Energy Holdings to its members, pro rata, and Tallgrass Energy Holdings distributed its 100% limited partner interest in TEGP, respectively, to its members, pro rata, which are referred to as the "Initial Exchange Right Holders";

•
TEGP issued 47,725,000 Class A shares to the public for net proceeds of approximately $1.3 billion, including 6,225,000 Class A shares issued in connection with the underwriters' exercise of the overallotment option;

•
The existing limited partner interests in TEGP held by the Initial Exchange Right Holders were converted into 115,729,440 Class B shares, 6,225,000 of which were automatically canceled in connection with the underwriters' exercise of the overallotment option, resulting in the Initial Exchange Right Holders owning 109,504,440 Class B shares;

•
Tallgrass Equity issued 41,500,000 Tallgrass Equity units to TEGP in exchange for approximately $1.1 billion in net proceeds from the issuance of TEGP's Class A shares to the public and amended the limited liability company agreement of Tallgrass Equity to, among other things, provide that TEGP is the managing member of Tallgrass Equity;

•	TEGP used the net proceeds from the purchase of the 6,225,000 overallotment option shares to purchase Tallgrass Equity units from the Initial Exchange Right Holders; and

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, using the aggregate proceeds from such borrowings together with the net proceeds from the TEGP IPO that Tallgrass Equity received from TEGP, to purchase 20,000,000 common units, representing limited partner interests in Tallgrass Energy Partners, LP ("TEP"), from Tallgrass Development, LP ("TD") at $47.68 per TEP common unit (the "Acquired TEP Units") and pay offering expenses and other transaction costs. Tallgrass Equity distributed substantially all the remaining proceeds (the "Excess Proceeds") to the Initial Exchange Right Holders.

As further discussed in Note 4 – Acquisitions, TEP closed the acquisition of Terminals and NatGas effective January 1, 2017. As the acquisitions of Terminals and NatGas are considered transactions between entities under common control, and a change in reporting entity, the financial information presented has been recast to include Terminals and NatGas for all periods presented. Net equity contributions of the Predecessor Entities included in the consolidated financial statements represent transfers of cash as a result of TD's centralized cash management system prior to January 1, 2017 for Terminals and NatGas, under which cash balances were swept daily and recorded as loans from the subsidiaries of TD. These loans were then periodically recorded as equity distributions.
The accompanying consolidated financial statements of TEGP include historical cost-basis accounts of the assets of Terminals and NatGas for the periods prior to January 1, 2017, the date TEP acquired Terminals and NatGas from TD, and include charges from TD for direct costs and allocations of indirect corporate overhead. Management believes that the allocation methods are reasonable, and that the allocations are representative of costs that would have been incurred on a stand-alone basis. TEGP, TEP, and the Predecessor Entities are all considered "entities under common control" as defined under GAAP and, as such, the transfers between the entities of the assets and liabilities have been recorded by TEGP at historical cost.
The consolidated financial statements include the accounts of TEGP and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Prior to January 1, 2016, Pony Express participated in a cash management agreement with TD, which currently holds a 2.0% common membership interest in Pony Express, under which cash balances were swept periodically and recorded as loans from Pony Express to TD. Effective January 1, 2016, Pony Express entered into a cash management agreement with TEP.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEGP is attributed to TEGP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEGP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Pony Express effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million through the quarter ended September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ended December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 are attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.
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
Net equity contributions of the Predecessor Entities included in the consolidated statements of cash flows represent transfers of cash as a result of TD's centralized cash management systems prior to January 1, 2017 for Terminals and NatGas, under which cash balances were swept daily and recorded as loans from the subsidiaries to TD. These loans were then periodically recorded as equity distributions.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at their estimated collectible amounts. We make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and adjustments are recorded as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. Our allowance for doubtful accounts totaled $0.5 million and $0.6 million at December 31, 2017 and 2016, respectively.
Inventories
Inventories primarily consist of gas in underground storage, materials and supplies, natural gas liquids and crude oil. Gas in underground storage, sometimes referred to as working gas, and natural gas liquids are recorded at the lower of historical cost and net realizable value using the average cost method. As discussed further under "Revenue Recognition" below, a loss allowance is factored into the crude oil tariffs to offset losses in transit. As crude oil is transported, we earn oil for our services as pipeline allowance oil, which we can then sell. As pipeline allowance oil is accumulated, it is recorded as inventory at the lower of historical cost and net realizable value using the average cost method. Materials and supplies are valued at weighted average cost and periodically reviewed for physical deterioration and obsolescence. For additional information, see "Gas in Underground Storage" below.
Accounting for Regulatory Activities
Regulated activities are accounted for in accordance with the "Regulated Operations" Topic of the Codification. This Topic prescribes the circumstances in which the application of GAAP is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. We recorded regulatory assets of approximately $2.6 million and $2.9 million included in "Prepayments and other current assets" and "Deferred charges and other assets" in the consolidated balance sheets at December 31, 2017 and 2016, respectively. Regulatory assets at December 31, 2017 and December 31, 2016 were primarily attributable to costs associated with both TIGT's 2015 Rate Case Filing and Trailblazer's 2013 Rate Case Filing as well as fuel tracker assets at our regulated natural gas pipelines. We recorded regulatory liabilities of approximately $2.3 million and $1.7 million included in "Other current liabilities" in the consolidated balance sheets at December 31, 2017 and 2016, respectively, related to fuel tracker liabilities at our regulated natural gas pipelines. For further information regarding our rate case filings and fuel tracker balances, see Note 18 – Regulatory Matters.

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
Intangible Assets
We establish identifiable intangible assets when they meet either the separability criterion or the contractual-legal criterion. Contract-based intangible assets represent the value of rights that arise from contractual arrangements. Use rights such as drilling, water, air, timber cutting, and route authorities are an example of contract-based intangible assets. Intangible assets arose at Pony Express from the acquisition of rights associated with the ability and regulatory permissions to convert a section of TIGT's natural gas pipeline, which was subsequently purchased by Pony Express, to crude oil and includes the operational and financial benefits that accrue due to those rights and the ability to make that asset more valuable ("the Pony Express oil conversion use rights"). These intangible assets are amortized on a straight-line basis over a period of 35 years, the period of expected future benefit. Other intangible assets include customer contracts amortized on a straight-line basis over a period of 2 to 8 years, based on the remaining term of the contracts at the time of acquisition.
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

We maintain working gas in our underground storage facilities on behalf of certain third parties. We receive a fee for our storage services but do not reflect the value of third-party gas in the accompanying consolidated financial statements. We occasionally acquire volumes of working gas for our own account. These volumes of working gas are recorded as natural gas inventory at the lower of cost and net realizable value.
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
The rates of depreciation for the various classes of depreciable assets are as follows:

Range of Depreciation Rates
Crude oil pipelines	2.8%
Natural gas pipelines	0.7 - 5.0%
Gathering & processing assets	2.2 - 5.0%
Water business assets	2.3 - 20.0%
Terminal assets	1.8 - 2.8%
Replacement Gas Facilities (1)	10.0%
General & other	2.5 - 25.0%

(1)
Represents costs incurred by TIGT, and reimbursed by Pony Express, for the construction of certain gas facilities necessary to maintain existing natural gas service on the TIGT System after having sold approximately 433 miles of natural gas pipeline, and associated rights of way and certain other equipment, to Pony Express in 2013.

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
Deferred Financing Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized over the related financing period using the effective interest method. Deferred financing costs associated with long-term debt are presented as a reduction to the corresponding debt in our consolidated balance sheets. Deferred financing costs associated with our revolving credit facility are presented as noncurrent assets in our consolidated balance sheets.
Goodwill
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of fair value over carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31. We evaluate goodwill for impairment at the reporting unit level, which is the same as, or one level below, an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or proceeding directly to the quantitative impairment test depending on facts and circumstances of the reporting unit. If we, after performing the qualitative assessment, determine it is "more likely than not" that the fair value of a reporting unit is greater than its carrying amount, then goodwill is not considered impaired. When goodwill is evaluated for impairment using the quantitative impairment test, the carrying amount of the reporting unit is compared to its fair value. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the reporting unit's fair value, then the reporting unit should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. See Note 8 – Goodwill and Other Intangible Assets for additional information regarding impairment testing performed during 2017.

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
Revenue Recognition
We recognize revenues as services are rendered or goods are sold to a purchaser at a fixed and determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. We provide various types of natural gas transportation and storage services and crude oil transportation services to our customers in which the commodity remains the property of these customers at all times.
Natural gas transportation and storage services occur in the Natural Gas Transportation segment. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fee-based component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements. In addition to "firm" and "interruptible" transportation services, we also provide natural gas park and loan services to assist customers in managing short-term gas surpluses or deficits. Revenues are recognized as services are provided, based on the terms negotiated under these contracts.
Crude oil transportation services occur in the Crude Oil Transportation segment. We provide various types of crude oil transportation services to our customers and, other than pipeline allowance oil, do not take title to the crude oil and do not incur the risks and rewards of ownership. In many cases the customer has committed to ship a fixed quantity of oil barrels per month. For barrels physically received by us and delivered to the customers' agreed upon destination point, revenue is recognized in the period the service is provided. Shipper deficiencies, or barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers' agreed upon destination point, are charged at the committed tariff rate per barrel and recorded as a liability until the barrels are physically transported and delivered. In the case of non-committed shippers, revenue is recognized in the same manner utilized for the barrels physically transported and delivered. A loss allowance is factored into the crude oil tariffs to offset losses in transit. As crude oil is transported, we earn oil for our services as pipeline allowance oil. Any pipeline allowance oil that remains after replacing losses in transit can be sold. We take title and record revenue at market prices when the volumes included in the pipeline loss allowance are delivered from the customer. When pipeline loss allowance oil is eventually sold, we record revenue at the contractual sales price and cost of sales at average cost as discussed in "Inventories" above.
Natural gas liquids sales occur in the Gathering, Processing & Terminalling segment and consist of the sale of outputs from our processing plants and the marketing of natural gas liquids that are delivered by our suppliers under either fee-based arrangements or percent-of-proceeds arrangements. Under these arrangements, we treat and process the natural gas delivered by our suppliers, and then sell the resulting NGLs and condensate based on published index market prices. We remit to the producers an agreed-upon percentage of the actual proceeds that we receive from our sales of the NGLs and condensate. We keep the difference between the proceeds received and the amount remitted back to the producer. We generally report gross revenues in the consolidated statements of income, as we typically act as the principal in these transactions, take custody of the product, and incur the risks and rewards of ownership. Processing and other revenues primarily represent fees for processing, treating and fractionation of natural gas and NGLs earned under fee-based arrangements and revenue from water services earned in the Gathering, Processing & Terminalling segment.

Natural gas sales occur in both the Natural Gas Transportation segment and in the Gathering, Processing & Terminalling segment. In the Natural Gas Transportation segment, transportation services revenue is recognized when a portion of the natural gas transported by customers is collected as a contractual fee to compensate us for fuel consumed by pipeline and storage operations. We take title and record revenue at market prices when the volumes included in the contractual fee are delivered from the customer and injected into our storage facility. When the excess volumes are eventually sold, we record natural gas sales revenue at the contractual sales price and cost of sales at average cost. As of the date of the TIGT rate case settlement in 2016, all of our regulated gas pipelines operate under fuel tracker mechanisms, as discussed under "Accounting for Regulatory Activities" above, and as a result our regulated gas pipelines no longer recognize revenue associated with volumes retained from the customer. When operational conditions allow, we occasionally sell "base gas," which refers to the minimum volume of natural gas required in order to operate the storage facility. In the Gathering, Processing & Terminalling segment, we purchase natural gas primarily for use in our operations and for meeting contractual requirements to deliver natural gas to certain customers. In addition, some of our contractual arrangements allow us to keep a portion of the processed natural gas as compensation for processing services. We generate revenue by selling the volumes of natural gas received or purchased that exceed our business needs.
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
Income Taxes
Although TEGP is organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes for periods beginning May 12, 2015. Prior to the completion of the TEGP IPO on May 12, 2015, TEGP Predecessor was comprised primarily of limited liability companies that were flow-through entities (that is, partnerships or disregarded entities) for income tax purposes, with the exception of a single C corporation which did not generate any income. Accordingly, no provision for federal or state income taxes was recorded in the consolidated financial statements of TEGP Predecessor and the tax effects of our activities accrued to their respective partners and members for periods prior May 12, 2015. Subsequent to May 12, 2015, TEGP's consolidated subsidiaries consist primarily of entities that are flow-through entities for income tax purposes. On September 14, 2015, TEP, through its membership interest in Pony Express, formed a new C corporation, Tallgrass Colorado Pipeline, Inc. ("Tallgrass Colorado"), which is 99.8% owned by Pony Express. The remaining 0.2% interest in Tallgrass Colorado is held by direct and indirect wholly owned subsidiaries of TEP. Tallgrass Colorado was formed for the purpose of the potential construction of a lateral pipeline that would interconnect with the Pony Express System's existing lateral in Northeast Colorado and has not yet commenced operations or generated any income. In addition, during the year ended December 31, 2015, TEP formed Tallgrass Energy Finance Corp., a wholly owned subsidiary that has no material assets and was formed for the sole purpose of being a co-issuer of TEP's senior notes as discussed in Note 11 – Long-term Debt. On September 29, 2017, TEP, through its membership interest in TIGT, formed a new C corporation, Cheyenne Connector Pipeline, Inc. ("Cheyenne Connector"), for the purpose of the construction of a pipeline lateral in Northeast Colorado that would interconnect with Rockies Express Pipeline's Cheyenne Hub. Cheyenne Connector has not yet commenced operations or generated any income. Accordingly, no provision for federal or state income taxes has been recorded in our consolidated financial statements.
Deferred income taxes are provided for temporary differences arising from differences between the consolidated financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and our overall deferred tax position.
Pursuant to the applicable guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2017, we had not recognized any material amounts in connection with uncertainty in income taxes.

Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. For material acquisitions, management typically engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. See Note 4 – Acquisitions for additional information regarding our business combinations.
Accounting Pronouncements Recently Adopted
ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business"
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The ASU also narrows the definition of the term "output" so that the term is consistent with how outputs are described under the revenue recognition guidance in Topic 606.
The amendments in ASU 2017-01 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted in certain circumstances. We elected to adopt the guidance in ASU 2017-01 effective April 1, 2017. As a result of the early adoption of ASU 2017-01, TEP's acquisition of the Douglas Gathering System, as discussed in Note 4 – Acquisitions, was accounted for as an asset acquisition.
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
Subsequent to issuing ASU 2014-09, the FASB has issued a series of subsequent updates to the revenue recognition guidance in Topic 606, including ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period.
Management has completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2018. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to members' equity. Consolidated revenues presented in the comparative consolidated financial statements for periods prior to January 1, 2018 will not be revised.
On January 1, 2018, we recorded a cumulative effect adjustment to equity of $44.1 million, increased the carrying amount of our investment in Rockies Express by $42.8 million, and recognized a receivable from Rockies Express of $1.3 million. These adjustments relate to the cumulative effect adjustment recorded by Rockies Express of $125.2 million upon adoption of ASC 606. The cumulative effect adjustment at Rockies Express arose as a result of the allocation of the transaction price to a series of individual performance obligations in certain long-term transportation contracts with tiered-pricing arrangements. The adjustment increases the carrying amount of our investment in Rockies Express to reflect increased equity in earnings and establishes a receivable for the increased management fee revenue that would have been earned by NatGas during the periods prior to implementation.
Through our review process, we also identified the following changes to our revenue recognition policies that did not result in a cumulative effect adjustment on January 1, 2018:

•
Gathering & Processing. We have determined that a number of our gathering & processing contracts at TMID do not represent customer arrangements under ASC 606. Instead, arrangements deemed to represent wellhead purchases of raw gas will be accounted for as supply arrangements pursuant to ASC 705. As a result, gathering & processing fees previously recognized in revenue will be reported as a reduction to cost of sales under ASC 606.

•
Pipeline Loss Allowance. We have determined that pipeline loss allowance, or PLA, collected under certain crude oil transportation arrangements is a component of the transaction price where the PLA both significantly exceeds actual losses and was negotiated with the intent of providing a revenue stream to TEP. Under ASC 606, PLA barrels retained from customers will be subject to the guidance for noncash consideration and recognized in revenue at their contract inception fair value.

We anticipate significant changes to our disclosures based on the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, we are continuing to provide internal training and awareness related to the revised guidance to key stakeholders throughout our organization and evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.
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
Management is currently evaluating the impact of our pending adoption of ASC 842. The status of our implementation is as follows:

•	Management has formed an implementation team that meets to discuss implementation challenges, technical interpretations, industry-specific treatment of certain contract types, and project status.

•	Management is in the process of gathering data and reviewing contracts in order to identify all impacted contracts.

•	Management is evaluating the potential information technology and internal control changes that will be required for adoption based on the findings from its contract review process.

•	Management plans to provide internal training and awareness related to the revised guidance to the key stakeholders throughout its organization.
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
Other than TEGP's deferred tax asset of approximately $313.0 million and $521.5 million at December 31, 2017 and December 31, 2016, respectively, the assets and liabilities included in our consolidated balance sheets at December 31, 2017 and December 31, 2016 represent the consolidated assets and liabilities of Tallgrass Equity, including the assets and liabilities of TEP.
4. Acquisitions
TEP Acquisition of Outrigger Powder River Operating, LLC
On August 3, 2017, TEP acquired 100% of the membership interests of Outrigger Powder River Operating, LLC (subsequently renamed as Tallgrass Crude Gathering, LLC, "TCG"), which owns the PRB Crude System, a crude oil gathering system in the Powder River Basin with approximately 34 miles of gathering lines as of the acquisition date and approximately 150,000 acres dedicated on a long-term fee-based contract, for approximately $36 million. The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.

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

At September 30, 2017, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of December 31, 2017. Actual revenue and net loss attributable to TEP from TCG of less than $1 million was recognized in the accompanying consolidated statements of income for the period from August 3, 2017 to December 31, 2017.
TEP Acquisitions of Additional Interests in Deeprock Development, LLC
On July 20, 2017, TEP acquired an additional 40% membership interest in Deeprock Development from Kinder Morgan Cushing, LLC for cash consideration of approximately $57.2 million, net of cash acquired. TEP subsequently acquired an additional 9% membership interest in Deeprock Development from Deeprock Energy Resources LLC ("DER") on July 21, 2017, as discussed further below.
Upon closing of the acquisition of the 40% membership interest on July 20, 2017, TEP obtained a controlling financial interest in Deeprock Development and accordingly have accounted for the transaction as a step acquisition under ASC 805. On the acquisition date, TEP remeasured its previously held 20% equity interest in Deeprock Development to its fair value of $22.9 million, recognized a gain of $9.7 million in "Gain on remeasurement of unconsolidated investment" in the consolidated statements of income, and consolidated Deeprock Development in its consolidated financial statements. The 40% equity interest in Deeprock Development held by noncontrolling interests was recorded at its acquisition date fair value of $45.9 million. The fair values of the previously held equity interest and the noncontrolling interest were determined using a discounted cash flow analysis and adjusted for lack of control. These fair value measurements are based on significant inputs, such as forecasted cash flows and discount rates, that are not observable in the market and thus represent fair value measurements categorized within Level 3 of the fair value hierarchy under ASC 820.
The following represents the fair value of assets acquired and liabilities assumed at July 20, 2017 (in thousands):

Accounts receivable	$968
Other current assets	598
Property, plant and equipment	70,148
Accounts payable	(712)
Deferred revenue	(6,546)
Net identifiable assets acquired	64,456
Goodwill	61,550
Net assets acquired (excluding cash)	$126,006
At September 30, 2017, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of December 31, 2017. The goodwill recognized of $61.6 million is primarily attributed to synergies expected from combining the operations of TEP and Deeprock Development. All the goodwill was assigned to our Gathering, Processing & Terminalling segment. Actual revenue and net income attributable to TEP from Deeprock Development of $10.5 million and $8.5 million, respectively, was recognized in the accompanying consolidated statements of income for the period from July 20, 2017 to December 31, 2017.

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
TEP Acquisition of DCP Douglas, LLC
On June 5, 2017, TEP acquired 100% of the membership interests in DCP Douglas, LLC (subsequently renamed as Tallgrass Midstream Gathering, LLC), which owns the Douglas Gathering System, a natural gas gathering system in the Powder River Basin with approximately 1,500 miles of gathering pipeline connected to the Douglas processing plant, for approximately $128.5 million, subject to working capital adjustments. The acquisition has been accounted for as an asset acquisition, with substantially all the fair value allocated to the long-lived assets acquired based on their relative fair values.
TEP Acquisitions of 49.99% in Rockies Express Pipeline LLC
On May 6, 2016, TD assigned us its right to purchase a 25% membership interest in Rockies Express from a unit of Sempra U.S. Gas and Power ("Sempra") pursuant to the purchase agreement originally entered into between TD's wholly-owned subsidiary and Sempra in March 2016. Subsequently on May 6, 2016, we closed the purchase of a 25% membership interest in Rockies Express from Sempra pursuant to the purchase agreement for cash consideration of approximately $436.0 million, after making the adjustments to the purchase price required by the purchase agreement.
On March 31, 2017, TEP, TD, and Rockies Express Holdings, LLC, entered into a definitive Purchase and Sale Agreement, pursuant to which TEP acquired an additional 24.99% membership interest in Rockies Express from TD in exchange for cash consideration of $400 million. Together with the 25% membership interest in Rockies Express that TEP acquired from a unit of Sempra U.S. Gas and Power on May 6, 2016, this transaction increases TEP’s aggregate membership interest in Rockies Express to 49.99%. For additional information, see Note 9 – Investments in Unconsolidated Affiliates.
TEP's Acquisition of Tallgrass Terminals, LLC and Tallgrass NatGas Operator, LLC
Effective January 1, 2017, TEP acquired 100% of the issued and outstanding membership interests in Terminals and 100% of the issued and outstanding membership interests in NatGas from TD for total cash consideration of $140 million. These acquisitions are considered transactions between entities under common control, and a change in reporting entity.
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
TEP Acquisitions of 100% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into the Second Amended Pony Express LLC Agreement, which set forth the relative rights of TD and TEP as the owners of Pony Express. The terms of TEP's acquisition of a 33.3% membership interest in Pony Express provided TEP a minimum quarterly preference payment of $16.65 million through the quarter ended September 30, 2015 with distributions thereafter shared in accordance with the terms of the Second Amended Pony Express LLC Agreement.
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

Upon the effective date of the second acquisition, TEP reevaluated its VIE assessment and determined that Pony Express continued to be considered a VIE of which TEP is the primary beneficiary. The acquisition of the additional 33.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction have not been recast to reflect the additional 33.3% membership interest. The transaction resulted in a deemed distribution to our general partner as discussed further in Note 12 – Partnership Equity and Distributions.
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express in exchange for cash consideration of $475 million and 6,518,000 TEP common units (valued at approximately $268.6 million based on the December 31, 2015 closing price of our common units) issued to TD, for total consideration of approximately $743.6 million. The transaction increased our aggregate membership interest in Pony Express to 98%. As part of the transaction, TD granted us an 18-month call option covering the newly issued 6,518,000 common units at a price of $42.50. On the effective date of the acquisition, the call option was valued at $46.0 million. As discussed in Note 10 – Risk Management, in July 2016 and October 2016, we partially exercised the option covering 3,563,146 and 1,251,760 of the common units, respectively. On February 1, 2017, we exercised the remainder of the call option covering an additional 1,703,094 common units, leaving no remaining common units subject to the call option as of such date. As a result of the partial exercises in 2016 and 2017, TEP derecognized a portion of the derivative asset balance, recognizing approximately $34.0 million and $12.6 million through equity for the years ended December 31, 2016 and 2017, respectively, as discussed further in Note 12 – Partnership Equity and Distributions.
The acquisition of the additional 31.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction has not been recast to reflect the additional 31.3% membership interest. The transaction resulted in a deemed distribution to our general partner as discussed further in Note 12 – Partnership Equity and Distributions.
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
As discussed in Note 22 – Subsequent Events, TEP acquired the remaining 2% of Pony Express from TD effective February 1, 2018.
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
Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TEGP for the years ended December 31, 2017 and 2016 is presented below as if the acquisitions of TCG and Deeprock Development had been completed on January 1, 2016. Unaudited pro forma revenue and net income attributable to TEGP for the year ended December 31, 2015 is presented below as if the acquisition of Western had been completed on January 1, 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$667,391	$632,528	$544,497
Net (loss) income attributable to TEGP	$(129,401)	$34,311	$44,379

The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of TEGP would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of TEGP for any future periods or as of any date. The pro forma financial information does not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements. The pro forma revenue and net income includes adjustments to give effect to the estimated results of operations of TCG, Deeprock Development, and Western for the periods presented, as well as to eliminate the equity in earnings and gain on remeasurement of unconsolidated investment associated with our previously held 20% membership interest in Deeprock Development.

Historical Financial Information
The results of our acquisitions of Terminals and NatGas are included in the consolidated balance sheets as of December 31, 2017 and December 31, 2016. The following table presents our previously reported December 31, 2016 consolidated balance sheet, adjusted for the acquisitions of Terminals and NatGas:

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

The results of our acquisitions of Terminals and NatGas are included in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015. The following tables present the previously reported consolidated statements of income for the years ended December 31, 2016 and 2015, adjusted for the acquisitions of Terminals and NatGas:

	Year Ended December 31, 2016
	TEGP (As previously reported)	Consolidate Terminals		Consolidate NatGas	Elimination		TEGP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$374,949	$—		$—	$—		$374,949
Natural gas transportation services	119,962	—		—	—		119,962
Sales of natural gas, NGLs, and crude oil	77,394	99		—	(370)	(1)	77,123
Processing and other revenues	32,817	12,043		6,228	(11,460)	(2)	39,628
Total Revenues	605,122	12,142		6,228	(11,830)		611,662
Operating Costs and Expenses:
Cost of sales	71,920	100		—	(370)	(1)	71,650
Cost of transportation services	58,341	788		—	(11,460)	(2)	47,669
Operations and maintenance	53,386	1,684		—	—		55,070
Depreciation and amortization	84,896	1,351		—	—		86,247
General and administrative	55,829	1,469		—	—		57,298
Taxes, other than income taxes	24,727	673		—	—		25,400
Contract termination	—	8,061	(3)	—	—		8,061
Loss on disposal of assets	1,849	—		—	—		1,849
Total Operating Costs and Expenses	350,948	14,126		—	(11,830)		353,244
Operating Income (Expense)	254,174	(1,984)		6,228	—		258,418
Other Income (Expense):
Interest expense, net	(45,601)	—		—	—		(45,601)
Unrealized loss on derivative instrument	(1,291)	—		—	—		(1,291)
Equity in earnings of unconsolidated investments	51,780	2,751		—	—		54,531
Other income, net	1,723	—		—	—		1,723
Total Other Income	6,611	2,751		—	—		9,362
Net income before tax	260,785	767		6,228	—		267,780
Deferred income tax expense	(17,741)	—		—	—		(17,741)
Net income	243,044	767		6,228	—		250,039
Net income attributable to noncontrolling interests	(216,250)	—		—	—		(216,250)
Net income attributable to TEGP	$26,794	$767		$6,228	$—		$33,789

	Year Ended December 31, 2015
	TEGP (As previously reported)	Consolidate Terminals	Consolidate NatGas	Elimination		TEGP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$300,436	$—	$—	$—		$300,436
Natural gas transportation services	119,895	—	—	—		119,895
Sales of natural gas, NGLs, and crude oil	82,133	—	—	—		82,133
Processing and other revenues	33,733	7,689	6,332	(7,557)	(2)	40,197
Total Revenues	536,197	7,689	6,332	(7,557)		542,661
Operating Costs and Expenses:
Cost of sales	75,285	—	—	—		75,285
Cost of transportation services	53,597	800	—	(7,557)	(2)	46,840
Operations and maintenance	49,138	1,685	—	—		50,823
Depreciation and amortization	83,476	782	—	—		84,258
General and administrative	51,479	1,156	—	—		52,635
Taxes, other than income taxes	21,796	—	—	—		21,796
Loss on disposal of assets	4,795	—	—	—		4,795
Total Operating Costs and Expenses	339,566	4,423	—	(7,557)		336,432
Operating Income	196,631	3,266	6,332	—		206,229
Other Income (Expense):
Interest expense, net	(18,330)	—	—	—		(18,330)
Equity in earnings of unconsolidated investments	—	2,759	—	—		2,759
Other income, net	2,413	—	—	—		2,413
Total Other (Expense) Income	(15,917)	2,759	—	—		(13,158)
Net income before tax	180,714	6,025	6,332	—		193,071
Deferred income tax benefit	7,277	—	—	—		7,277
Net income	187,991	6,025	6,332	—		200,348
Net income attributable to noncontrolling interests	(156,035)	—	—	—		(156,035)
Net income attributable to TEGP	$31,956	$6,025	$6,332	$—		$44,313

(1)	Represents the elimination of revenue and cost of sales associated with the purchase of crude oil from Pony Express by Terminals.

(2)	Represents the elimination of revenue and cost of transportation services associated with the lease of the Sterling Terminal facilities by Pony Express.

(3)	Represents a one-time charge related to the termination of an operating agreement at the Sterling Terminal.
5. Related Party Transactions
As a result of our relationship with Tallgrass Energy Holdings and its affiliates, we have entered into a number of related party transactions. The following disclosure includes those related party transactions which are not otherwise disclosed in these notes to our consolidated financial statements.
We have no employees. In connection with the closing of the TEP initial public offering on May 17, 2013, TEP and its general partner entered into an Omnibus Agreement with Tallgrass Energy Holdings and certain of its affiliates (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse Tallgrass Energy Holdings and its affiliates for all expenses they incur and payments they make on TEP's behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by Tallgrass Energy Holdings and its affiliates, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of our initial public offering on May 12, 2015 (the "TEGP IPO"), TEGP entered into an Omnibus Agreement (the "TEGP Omnibus Agreement") with TEGP Management, LLC, Tallgrass Equity and Tallgrass Energy Holdings.
Pursuant to the TEGP Omnibus Agreement, Tallgrass Equity pays a reimbursement to Tallgrass Energy Holdings for costs associated with TEGP being a public company beginning in the second quarter of 2015, which was $2.0 million for the year ended December 31, 2017. This amount is periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEGP.
Due to the cash management agreement discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances at the Predecessor Entities were periodically settled and treated as equity distributions prior to January 1, 2017 for Terminals and NatGas. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 were classified as related party receivables in the consolidated balance sheets. There was no interest income from TD recognized for the years ended December 31, 2017 and 2016. During the year ended December 31, 2015 we recognized interest income from TD of $0.4 million on the receivable balance under the Pony Express cash management agreement in effect through December 31, 2015.
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Processing and other revenues (1)	$8,516	$6,228	$6,331
Cost of transportation services (2)	$10,476	$18,585	$18,288
Charges to TEGP: (3)
Property, plant and equipment, net	$2,679	$3,084	$4,342
Other deferred charges	$25	$44	$7
Operations and maintenance	$29,881	$25,431	$23,658
General and administrative	$41,676	$40,321	$34,779

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for the crude oil storage at the Deeprock Terminal prior to our consolidation of Deeprock Development during the third quarter of 2017, as discussed in Note 4 – Acquisitions.

(3)	Charges to TEGP, inclusive of Tallgrass Equity and TEP, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the consolidated balance sheets are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$1,340	$590
Total receivable from related parties	$1,340	$590
Accounts payable to related parties:
Tallgrass Operations, LLC	$5,342	$5,811
Deeprock Development, LLC	—	13
Total accounts payable to related parties	$5,342	$5,824

Gas imbalances with affiliated shippers are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Affiliate gas imbalance receivables	$18	$177
Affiliate gas imbalance payables	$442	$—
6. Inventory
The components of inventory at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Crude oil	$12,792	$5,462
Materials and supplies	5,891	6,383
Natural gas liquids	942	265
Gas in underground storage	1,984	983
Total inventory	$21,609	$13,093
7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Crude oil pipelines	$1,220,379	$1,202,125
Gathering, processing and terminalling assets (1)	675,092	397,701
Natural gas pipelines	581,400	572,150
General and other	98,680	82,510
Construction work in progress	97,978	20,606
Accumulated depreciation and amortization	(279,192)	(195,860)
Total property, plant and equipment, net (2)	$2,394,337	$2,079,232

(1)
Includes approximately $138.2 million of assets associated with the Douglas Gathering System acquired in June 2017, approximately $68.4 million of assets associated with the acquisition of the aggregate additional 49% membership interest in Deeprock Development in July 2017, and approximately $29.3 million of assets associated with the PRB Crude System acquired in August 2017.

(2)	Property, plant and equipment, net includes approximately $431.6 million of assets at our regulated natural gas pipelines at December 31, 2017.
Depreciation expense was approximately $86.9 million, $83.2 million, and $76.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Capitalized interest was approximately $1.1 million, $0.6 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Under lease agreements effective October 3, 2015 and January 1, 2017, TMID, as lessor, leases capacity on NGL pipelines that were constructed for third parties. Rental income was approximately $3.8 million, $3.2 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and was recorded as "Processing and other revenues" in the accompanying consolidated statements of income. Under a lease agreement initially effective November 13, 2012, TIGT, as lessor, leases a portion of its office space to a third party. Rental income was approximately $0.8 million for the years ended December 31, 2017, 2016, and 2015 and was recorded as "Other income, net" in the accompanying consolidated statements of income.

As of December 31, 2017, future minimum rental income under non-cancelable operating leases as the lessor were as follows (in thousands):

Year	Total
2018	$4,575
2019	4,590
2020	3,978
2021	3,773
2022	3,773
Thereafter	11,127
Total	$31,816
8. Goodwill and Other Intangible Assets
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the periods indicated:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Natural Gas Transportation	Gathering, Processing & Terminalling		Total	Natural Gas Transportation	Gathering, Processing & Terminalling	Total
	(in thousands)
Balance at beginning of period	$255,558	$87,730		$343,288	$255,558	$87,730	$343,288
Goodwill acquired	—	61,550	(1)	61,550	—	—	—
Balance at end of period	$255,558	$149,280		$404,838	$255,558	$87,730	$343,288

(1)	The $61.6 million of goodwill was recorded in connection with the acquisition of a controlling interest in Deeprock Development on July 20, 2017 as discussed further in Note 4 – Acquisitions.
Annual Goodwill Impairment Analysis
We did not elect to apply the qualitative assessment option during our 2017 annual goodwill impairment testing; instead we proceeded directly to the quantitative impairment test. We compared the fair value of each reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units based on the enterprise value of each reporting unit at the date of acquisition. The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates and the weighted average cost of capital. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For each reporting unit, the results of the quantitative impairment test indicated no impairment as the fair value of the reporting units was greater than their respective book values. As a result, in accordance with the Codification guidance, we did not record a goodwill impairment during the year ended December 31, 2017. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.

Other Intangible Assets
A summary of amortized intangible assets is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Pony Express oil conversion use rights	$105,973	$105,973
Customer contracts	8,064	—
Accumulated amortization	(16,306)	(12,451)
Intangible assets, net	$97,731	$93,522
Amortization of intangible assets was approximately $3.8 million, $3.0 million, and $8.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Estimated future amortization for the intangible assets is as follows (in thousands):

Year	Total
2018	$4,581
2019	4,048
2020	3,868
2021	3,868
2022	3,868
Thereafter	77,498
Total	$97,731
9. Investments in Unconsolidated Affiliates
Rockies Express
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our consolidated balance sheets. As of May 6, 2016, the difference between the fair value of our 25% membership interest in Rockies Express of $436.0 million and the book value of the underlying net assets resulted in a negative basis difference of approximately $404.7 million. As discussed in Note 4 – Acquisitions, we acquired an additional 24.99% membership interest in Rockies Express from TD on March 31, 2017. As of March 31, 2017, the negative basis difference carried over from TD from the transfer of the 24.99% Rockies Express membership interest was approximately $386.8 million. The transfer of the 24.99% Rockies Express membership interest between TD and the Partnership is considered a transaction between entities under common control, but does not represent a change in reporting entity. As a result of the common control nature of the transaction, the 24.99% membership interest in Rockies Express was transferred to the Partnership at TD's historical carrying amount, including the remaining unamortized basis difference driven by the difference between the fair value of the investment and the book value of the underlying assets and liabilities on November 13, 2012, the date of acquisition by TD.
The basis difference was allocated to property, plant and equipment and long-term debt based on their respective fair values at the date of acquisition. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. At December 31, 2017, the basis difference for the membership interests acquired in May 2016 and March 2017 were allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$29,458	2 - 25 years
Property, plant and equipment	(788,631)	35 years
Total basis difference	$(759,173)

During the year ended December 31, 2017, we recognized equity in earnings associated with our 49.99% membership interest in Rockies Express of $235.6 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $304.7 million and $39.3 million, respectively.
As discussed in Note 22 – Subsequent Events, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express from Tallgrass Development on February 7, 2018.
Deeprock Development
As discussed in Note 4 – Acquisitions, on July 20, 2017, we acquired an additional 40% membership interest in Deeprock Development. As a result of the acquisition, TEP consolidated Deeprock Development and effective July 20, 2017 no longer accounts for its investment in Deeprock Development under the equity method of accounting.
Summarized Financial Information of Unconsolidated Affiliates
Combined summarized financial information for all our unconsolidated affiliates is shown in the tables below. Summarized financial information for Deeprock Development is presented from January 1, 2015 to July 20, 2017, the date TEP acquired a controlling interest in Deeprock Development. Summarized financial information for Rockies Express is presented from the date of the initial acquisition of May 6, 2016 to December 31, 2017. Summarized financial information for BNN Colorado is presented from the date of the acquisition, June 23, 2017 to December 31, 2017.

	December 31, 2017	December 31, 2016
	(in thousands)
Current assets	$122,362	$199,958
Noncurrent assets	$5,974,926	$6,148,203
Current liabilities	$714,037	$197,305
Noncurrent liabilities	$2,049,189	$2,656,836
Members' equity	$3,334,062	$3,494,020

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$860,115	$440,838	$18,646
Operating income	$480,337	$203,801	$13,794
Net income to Members	$465,592	$184,314	$13,794
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

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the consolidated balance sheets:

	Balance Sheet Location	December 31, 2017	December 31, 2016
		(in thousands)
Call option derivative (1)	Current assets	$—	$10,676
Natural gas derivative contracts (2)	Current assets	$—	$291
Crude oil derivative contracts (3)	Current liabilities	$2,368	$440
Natural gas derivative contracts (2)	Current liabilities	$—	$116

(1)
As discussed below, in conjunction with our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted us an 18 month call option covering the 6,518,000 common units issued to TD. As of February 1, 2017, no common units remained subject to the call option.

(2)
As of December 31, 2017, there were no natural gas derivative contracts outstanding. As of December 31, 2016, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for short and long natural gas fixed-price swaps totaling 0.3 Bcf and 0.4 Bcf, respectively.

(3)
As of December 31, 2017, the fair value shown for crude oil derivative contracts represents the forward sale of 356,000 barrels which will settle throughout the first quarter of 2018. As of December 31, 2016, the fair value shown for crude oil derivative contracts represents the sale of 125,000 barrels of crude oil which settled throughout 2017.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the years ended December 31, 2017, 2016 and 2015:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Year Ended December 31,
		2017	2016	2015
		(in thousands)
Derivatives not designated as hedging contracts:
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$39	$(40)	$—
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$75	$74	$427
Call option derivative	Unrealized gain (loss) on derivative instrument	$1,885	$(1,291)	$—
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
Credit Risk
We have counterparty credit risk as a result of our use of derivative contracts. Counterparties to our commodity derivatives consist of market participants and major financial institutions. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. The counterparty to our call option derivative was TD.

Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of December 31, 2017, the fair value of our crude oil derivative contracts were in a liability position, resulting in no credit exposure from TEP's counterparties as of that date.
As of December 31, 2017, we had $3.0 million of cash in margin accounts and outstanding letters of credit in support of our commodity derivative contracts. As of December 31, 2016, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with our commodity derivative contracts.
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
Certain OTC derivative contracts trade in less liquid markets with limited pricing information; as such, the determination of fair value for these derivative contracts is inherently more difficult. Such contracts are classified within Level 3 of the fair value hierarchy. The valuations of these less liquid OTC derivatives are typically impacted by Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Use of a different valuation model or different valuation input values could produce a significantly different estimate of fair value. However, derivative contracts valued using inputs unobservable in active markets are generally not material to our consolidated financial statements. When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.
The following table summarizes the fair value measurements of our derivative contracts as of December 31, 2017 and 2016, based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Call option derivative	$10,676	$—	$10,676	$—
Natural gas derivative contracts	$291	$—	$291	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of December 31, 2017:
Crude oil derivative contracts	$2,368	$—	$2,368	$—
As of December 31, 2016:
Crude oil derivative contracts	$440	$—	$440	$—
Natural gas derivative contracts	$116	$—	$116	$—

11. Long-term Debt
Long-term debt consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Tallgrass Equity revolving credit facility	$146,000	$148,000
TEP revolving credit facility	661,000	1,015,000
TEP 5.50% senior notes due September 15, 2024	750,000	400,000
TEP 5.50% senior notes due January 15, 2028	750,000	—
Less: Deferred financing costs, net (1)	(17,737)	(7,019)
Plus: Unamortized premium on 2028 Notes	3,730	—
Total long-term debt, net	$2,292,993	$1,555,981

(1)
Deferred financing costs, net as presented above relate solely to the 2024 and 2028 Notes. Deferred financing costs associated with our revolving credit facilities are presented in noncurrent assets on our consolidated balance sheets.

TEP Senior Unsecured Notes due 2028
On September 15, 2017, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 15, 2017 (the "2028 Indenture") pursuant to which the Issuers issued $500 million in aggregate principal amount of 5.50% senior notes due 2028 (the "2028 Notes"). On December 11, 2017, the Issuers issued an additional $250 million in aggregate principal amount of the 2028 Notes, which are also governed by the 2028 Indenture. The notes issued on September 15, 2017 and December 11, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date, offering price and first interest payment date.
The 2028 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all TEP’s properties to, another person. As of December 31, 2017, we are in compliance with the covenants required under the 2028 Notes.
TEP Senior Unsecured Notes due 2024
On September 1, 2016, the Issuers, the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 1, 2016 (the "2024 Indenture"), pursuant to which the Issuers issued $400 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes"). On May 16, 2017, the Issuers issued an additional $350 million in aggregate principal amount of the 2024 Notes, which are also governed by the 2024 Indenture. The notes issued on September 1, 2016 and May 16, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date, offering price and first interest payment date.
The 2024 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests in the event of default or noncompliance with the covenants required, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of December 31, 2017, TEP is in compliance with the covenants required under the 2024 Notes.

Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(146,000)	(148,000)
Available capacity under the Tallgrass Equity revolving credit facility	$4,000	$2,000
In connection with the TEGP IPO, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. The Tallgrass Equity credit facility includes a $10 million sublimit for letters of credit and a $10 million sublimit for swing line loans. The Tallgrass Equity revolving credit facility also contains an accordion feature whereby Tallgrass Equity can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of December 31, 2017, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
Tallgrass Equity's obligations under the revolving credit facility are secured by a first priority lien on all the present and after acquired equity interests held by Tallgrass Equity in TEP GP and TEP. Borrowings under the credit facility bear interest, at Tallgrass Equity's option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin is 1.50%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin is 2.50%.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of December 31, 2017, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 4.07%. During the year ended December 31, 2017, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 3.96%.
TEP Revolving Credit Facility
On June 2, 2017, TEP entered into a $1.75 billion Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and collateral agent, and a syndicate of lenders (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates TEP's existing revolving credit facility. The Amended Credit Agreement, among other things, extends the maturity date of TEP's existing revolving credit facility from May 13, 2018 to June 2, 2022, and provides for an uncommitted accordion in an amount up to an additional $250 million, subject to the satisfaction of certain other conditions. In addition, the revolving credit facility includes a $60 million sublimit for swing line loans and a $75 million sublimit for letters of credit
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,750,000	$1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(661,000)	(1,015,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	—
Available capacity under the TEP revolving credit facility	$1,088,906	$735,000

TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions, including distributions from available cash, if a default or event of default under the credit agreement then exists or would result therefrom, change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (which will be increased to 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated senior secured leverage ratio of not more than 3.75 to 1.00 and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of December 31, 2017, TEP is in compliance with the covenants required under its revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.250% to 0.500%, based on TEP's total leverage ratio. As of December 31, 2017, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 3.24%. During the year ended December 31, 2017, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings under TEP's revolving credit facility, commitment fees, and amortization of deferred financing costs, was 3.31%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the consolidated balance sheets as of December 31, 2017 and 2016, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of December 31, 2017:
Revolving credit facilities	$—	$807,000	$—	$807,000	$807,000
2024 Notes	$—	$771,645	$—	$771,645	$739,824
2028 Notes	$—	$758,168	$—	$758,168	$746,169
As of December 31, 2016:
Revolving credit facilities	$—	$1,163,000	$—	$1,163,000	$1,163,000
2024 Notes	$—	$398,000	$—	$398,000	$392,981
The long-term debt borrowed under the revolving credit facilities is carried at amortized cost. As of December 31, 2017 and 2016, the fair value of borrowings under the revolving credit facilities approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 and 2028 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 and 2028 Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to December 31, 2017.

12. Partnership Equity and Distributions
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

Three Months Ended	Date Paid	Distributions to Class A Shareholders	Distributions per Class A Share
		(in thousands)
December 31, 2017	February 14, 2018 (1)	$21,346	$0.3675
September 30, 2017	November 15, 2017	20,617	0.3550
June 30, 2017	August 14, 2017	19,891	0.3425
March 31, 2017	May 15, 2017	16,697	0.2875
December 31, 2016	February 14, 2017	16,116	0.2775
September 30, 2016	November 14, 2016	12,528	0.2625
June 30, 2016	August 12, 2016	11,693	0.2450
March 31, 2016	May 13, 2016	10,022	0.2100
December 31, 2015	February 12, 2016	8,256	0.1730
September 30, 2015	November 13, 2015	6,872	0.1440
June 30, 2015	August 17, 2015	3,484	0.0730	(2)

(1)	The distribution announced on January 8, 2018 for the fourth quarter of 2017 will be paid on February 14, 2018 to Class A shareholders of record at the close of business on January 31, 2018.

(2)	The first quarterly distribution declared on July 15, 2015 was prorated for the number of days between the closing of TEGP's initial public offering on May 12, 2015 and the end of the second quarter.
Exchange Rights
The Initial Exchange Right Holders, the shareholders who received 27,554,785 units of Tallgrass Equity and Class B shares in connection with the acquisition of the 25.01% membership interest in Rockies Express and the 5,619,218 additional TEP common units acquired by Tallgrass Equity on February 7, 2018 and any permitted transferees of their Tallgrass Equity units (collectively, the "Exchange Right Holders") each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party.

Subsidiary Distributions
TEP Distributions. The following table shows the distributions for the periods indicated:

		Distributions				Distribution per Limited Partner Common Unit
		Limited Partner Common Units	General Partner
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
December 31, 2017	February 14, 2018 (1)	$70,638	$39,125	$1,251	$111,014	$0.9650
September 30, 2017	November 14, 2017	69,174	37,744	1,219	108,137	0.9450
June 30, 2017	August 14, 2017	67,671	36,342	1,186	105,199	0.9250
March 31, 2017	May 15, 2017	60,486	29,840	1,040	91,366	0.8350
December 31, 2016	February 14, 2017	58,793	28,358	1,008	88,159	0.8150
September 30, 2016	November 14, 2016	57,332	26,987	976	85,295	0.7950
June 30, 2016	August 12, 2016	54,442	24,262	911	79,615	0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050
December 31, 2015	February 12, 2016	42,984	15,332	724	59,040	0.6400
September 30, 2015	November 13, 2015	36,347	11,567	660	48,574	0.6000
June 30, 2015	August 14, 2015	35,135	10,418	627	46,180	0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200

(1)	The distribution announced on January 8, 2018 for the fourth quarter of 2017 will be paid on February 14, 2018 to unitholders of record at the close of business on January 31, 2018.
TEP Equity Distribution Agreements
We have active equity distribution agreements pursuant to which it may sell from time to time through a group of managers, as its sales agents, TEP common units representing limited partner interests having an aggregate offering price of up to $100.2 million and $657.5 million. Net cash proceeds from any sale of the TEP common units may be used for general partnership purposes, which includes, among other things, TEP's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with TEP's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the year ended December 31, 2017, TEP issued and sold 2,341,061 common units with a weighted average sales price of $48.82 per unit under its equity distribution agreements for net cash proceeds of approximately $112.4 million (net of approximately $1.9 million in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
During the year ended December 31, 2016, TEP issued and sold 7,696,708 common units with a weighted average sales price of $44.46 per unit under its equity distribution agreement for net cash proceeds of approximately $337.7 million (net of approximately $4.5 million in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
During the year ended December 31, 2015, TEP issued and sold 65,744 common units with a weighted average sales price of $45.58 per unit under its equity distribution agreements for net cash proceeds of approximately $3.0 million (net of approximately $30,000 in commissions and professional service expenses). TEP used the net cash proceeds for general partnership purposes as described above.
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
In connection with the Secondary Offering, Class A Shares were issued to the Selling Shareholders upon the exercise by each Selling Shareholder of its right to exchange all or a portion of its units ("Tallgrass Equity Units") of Tallgrass Equity into Class A Shares at an exchange ratio of one Class A Share for each Tallgrass Equity Unit exchanged (the "Exchange Right"). Pursuant to the terms of the Exchange Right, simultaneously therewith, the exercising Selling Shareholder transferred to the Partnership Class B shares ("Class B Shares") representing limited partner interests in the Partnership in an amount equal to the number of Tallgrass Equity Units exchanged by such exercising Selling Shareholder. Upon each such exchange, the Partnership cancelled the Class B Shares received from the exercising Selling Shareholder. Immediately prior to the Secondary Offering, we and the Exchange Right Holders owned approximately 30.35% and 69.65% of the Tallgrass Equity Units, respectively. At the completion of the Secondary Offering, we and the Exchange Right Holders owned 36.94% and 63.06% of the Tallgrass Equity Units, respectively.
Private Placement
On April 28, 2016, TEP issued an aggregate of 2,416,987 common units for net cash proceeds of $90 million in a private placement transaction to certain funds managed by Tortoise Capital Advisors, L.L.C. The units were subsequently registered pursuant to our Form S-3/A (File No. 333-210976) filed with the SEC on May 6, 2016, which became effective May 17, 2016.
Tallgrass Development Purchase Program
On February 17, 2016, we announced that the Board of Directors of Tallgrass Energy Holdings, LLC, the sole member of TEGP's general partner and the general partner of TD, at the time of the announcement, had authorized an equity purchase program under which TD could purchase up to an aggregate of $100 million of the outstanding Class A shares of TEGP or the outstanding common units of TEP on the open market or in negotiated purchases. No purchases were made under this program during the years ended December 31, 2017 and 2016 nor during the period commencing January 1, 2018 and prior to the merger of TD into Tallgrass Development Holdings on February 7, 2018. As a result of such merger, no future purchases are expected to be made under the program.
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
Noncontrolling Interests
As of December 31, 2017, noncontrolling interests in our subsidiaries consisted of a 63.06% interest in Tallgrass Equity held by the Exchange Right Holders, as defined in Note 14 – Net Income per Class A Share the 72.68% limited partner interest in TEP held by TD and the public TEP unitholders, and a 31% membership interest in Deeprock Development, and the 2.0% membership interest in Pony Express held by TD. During the year ended December 31, 2017, we recognized contributions from and distributions to noncontrolling interests of $1.6 million and $317.1 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $185.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $125.2 million, and distributions to Pony Express and Deeprock Development noncontrolling interests of $6.2 million.
During the year ended December 31, 2016, we recognized contributions from and made distributions to noncontrolling interests of $9.3 million and $249.1 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $145.1 million, Tallgrass Equity distributions to the Exchange Right Holders of $97.5 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $6.5 million.
During the year ended December 31, 2015, we recognized contributions from and made distributions to noncontrolling interests of $110.1 million and $197.4 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $99.1 million, Tallgrass Equity distributions to the Exchange Right Holders of $28.7 million, and distributions to Pony Express and Water Solutions noncontrolling interests of $69.6 million.
Other Contributions and Distributions
During the year ended December 31, 2017, TEP received contributions from TD of $2.3 million primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 19 – Legal and Environmental Matters.
During the year ended December 31, 2016, TEP received contributions from TD of $17.9 million to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed above. In addition, we distributed the remaining $1.6 million in proceeds from the TEGP IPO to the Exchange Right Holders that had been retained from the distribution of Excess Proceeds for short-term working capital needs.
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
13. Commitments & Contingent Liabilities
Leases
Rent expense under operating leases and right of way agreements totaled approximately $9.5 million, $16.5 million, and $16.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
At December 31, 2017, future minimum rental commitments under major, non-cancelable operating leases were as follows (in thousands):

Year	Total
2018	$1,226
2019	1,351
2020	1,414
2021	1,093
2022	828
Thereafter	4,394
Total	$10,306
Operating leases consist of leases for office space and equipment. Prior to the acquisition of a controlling interest in Deeprock Development in July 2017, as discussed in as discussed in Note 4 - Acquisitions, rent expense included payments made by Pony Express to Deeprock Development for the use by Pony Express of storage capacity at the Deeprock tank storage facility near Cushing, Oklahoma.
Capital Expenditures
We had committed approximately $17.3 million for the future purchase of property, plant and equipment at December 31, 2017.
Other Purchase Obligations
Other purchase obligations primarily represent costs associated with Western's freshwater delivery and produced water gathering and disposal systems acquired in December 2015. Actual costs associated with these contracts totaled approximately $2.5 million, $1.4 million, and $4,000 for the years ended December 31, 2017, 2016, and 2015 respectively.

At December 31, 2017, future minimum commitments under long-term, non-cancelable contracts for other purchase obligations were as follows (in thousands):

Year	Total
2018	$2,084
2019	2,091
2020	2,070
2021	20
2022	20
Thereafter	48
Total	$6,333
14. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TEGP by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TEGP and the diluted weighted average number of Class A shares outstanding. The Exchange Right Holders refers to the group of persons who collectively own all TEGP's outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of TEGP Class B shares) for TEGP Class A shares at an exchange ratio of one TEGP Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right Holders primarily consist of Kelso & Company and its affiliated investment funds, The Energy & Minerals Group and its affiliated investment funds, and Tallgrass KC, LLC, which is an entity owned by certain members of TEGP's and TEP's management.
Pursuant to the TEGP partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the years ended December 31, 2016 and 2015, the potential issuance of TEGP Equity Participation Shares would have had a dilutive effect on basic net income per Class A share. The potential issuance of TEGP Equity Participation Shares would not have had a dilutive effect on the basic net loss per Class A share for the year ended December 31, 2017.
The TEGP IPO became effective during the second quarter of 2015. As a result, no income from the period from January 1, 2015 through May 11, 2015 is allocated to the Class A shares that were issued on May 12, 2015.
All net income or loss from Terminals and NatGas prior to TEP's acquisition on January 1, 2017 is allocated to predecessor operations in the consolidated statements of income. Accordingly, no net income or loss from Terminals and NatGas is allocated to our Class A shareholders. We present the financial results of any transferred business prior to the transaction date in the line item "Predecessor operations interest in net income" in the consolidated statements of income.
The following table illustrates the calculation of net income per Class A share for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share:
Net (loss) income attributable to TEGP, excluding predecessor operations interest	$(128,729)	$26,794	$31,956
Net income attributable to TEGP prior to May 12, 2015	—	—	(7,393)
Net (loss) income attributable to TEGP subsequent to May 12, 2015	$(128,729)	$26,794	$24,563
Basic weighted average Class A Shares outstanding	58,076	48,856	47,725
Basic net (loss) income per Class A share	$(2.22)	$0.55	$0.51
Diluted Net Income per Class A Share:
Net (loss) income attributable to TEGP subsequent to May 12, 2015	$(128,729)	$26,794	$24,563
Incremental net income attributable to TEGP including the effect of the assumed issuance of Equity Participation Shares	—	9	6
Net (loss) income attributable to TEGP including incremental net income from assumed issuance of Equity Participation Shares	$(128,729)	$26,803	$24,569
Basic weighted average Class A Shares outstanding	58,076	48,856	47,725
Equity Participation Shares equivalent shares	—	33	83
Diluted weighted average Class A Shares outstanding	58,076	48,889	47,808
Diluted net (loss) income per Class A Share	$(2.22)	$0.55	$0.51
15. Major Customers and Concentration of Credit Risk
During the year ended December 31, 2017 one non-affiliated customer, Continental Resources, Inc. ("Continental Resources"), accounted for $100.2 million (15%) of our total operating revenue. During the year ended December 31, 2016 two non-affiliated customers, Continental Resources and Shell Trading (US) Company ("Shell"), accounted for $97.8 million (16%) and $76.2 million (12%) of our total operating revenues, respectively. During the year ended December 31, 2015 two non-affiliated customers, Continental Resources and Shell, accounted for $84.5 million (16%) and $78.6 million (14%) of our total operating revenues, respectively. Revenues from Continental Resources for the years ended December 31, 2017, 2016, and 2015 were earned in our Crude Oil Transportation segment. Revenues from Shell for the years ended December 31, 2016 and 2015 were earned in our Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments.
For the year ended December 31, 2017, the percentage of segment revenues from the top ten non-affiliated customers for each segment was as follows:

Percentage of Segment Revenue
Natural Gas Transportation	56%
Crude Oil Transportation	91%
Gathering, Processing & Terminalling	75%
We attempt to mitigate credit risk by seeking credit support, such as letters of credit, prepayments or other financial guarantees from customers with specific credit concerns. In support of credit extended to certain customers, we had received prepayments of $4.9 million at December 31, 2017 and 2016, included in the caption "Other current liabilities" in the accompanying consolidated balance sheets.

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
The Equity Participation Share grants under the LTIP are measured at their grant date fair value. The Equity Participation Shares are non-participating; therefore, the grant date fair value is discounted from the grant date fair value of TEGP's Class A shares for the present value of the expected future distributions during the vesting period. Total equity-based compensation cost related to the Equity Participation Share grants was approximately $1.6 million, $1.4 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015 respectively. Of the total compensation cost, $0.2 million, $0.2 million, and $32,000 for the years ended December 31, 2017, 2016, and 2015 respectively, were recognized as compensation expense at TEGP and the remainder was allocated to TEP and TD. As of December 31, 2017, $2.4 million of total compensation cost related to non-vested Equity Participation Shares is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes the changes in the Equity Participation Shares outstanding for the years ended December 31, 2017, 2016 and 2015:

	Equity Participation Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2015	—	$—
Granted	160,000	27.97
Outstanding at December 31, 2015	160,000	27.97
Granted	45,000	18.22
Outstanding at December 31, 2016	205,000	25.83
Granted	30,000	23.66
Vested	(10,002)	(14.26)
Outstanding at December 31, 2017	224,998	$25.91
17. Income Taxes
Income tax expense is estimated using the tax rate in effect or to be in effect during the relevant periods in the jurisdictions in which we operate. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies, in assessing the appropriateness of a valuation allowance. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.
The Reorganization Transactions became effective on May 12, 2015. As a result, no income prior to May 12, 2015 is subject to income tax.

U.S. Federal and State Taxes
Although we are organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes. We are projecting a loss for both U.S. federal and state income taxes for the tax year ended December 31, 2017. As a result, there is no current provision for income taxes for the year ended December 31, 2017.
Tax Components
Components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Deferred tax expense (benefit):
Federal income tax	$200,787	$15,587	$5,675
State income tax	7,671	2,154	(12,952)
Total deferred tax expense (benefit)	$208,458	$17,741	$(7,277)
The difference between tax expense based on the statuary federal income tax rate and our effective tax expense is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income before tax	$432,443	$267,780	$193,071
Less: Predecessor operations interest in net income	—	(6,995)	(12,357)
Income before tax, excluding predecessor operations interest	432,443	260,785	180,714
Less: Net income attributable to noncontrolling interests	(352,714)	(216,250)	(156,035)
Less: Net income attributable to TEGP prior to May 12, 2015	—	—	(7,393)
Income subject to tax	$79,729	$44,535	$17,286
Federal statutory income tax rate	35%	35%	35%
Income tax at statutory rate	$27,905	$15,587	$6,050
State income taxes, net of federal benefit	2,392	1,592	449
Change in state tax rate	1,353	562	(13,776)
Valuation allowance	3,926	—	—
Total income tax expense before change in tax legislation	$35,576	$17,741	$(7,277)
Impact of federal tax legislation on deferred tax asset	172,037	—	—
Impact of federal tax legislation on valuation allowance	845	—	—
Total income tax expense (benefit)	$208,458	$17,741	$(7,277)
Effective tax rate	48.2%	6.8%	(4.0)%
Deferred tax assets result from the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred tax assets:
Investment in partnerships	$269,136	$473,888
Net operating losses	48,632	47,566
Deferred tax assets before valuation allowance	$317,768	$521,454
Valuation allowance	(4,771)	—
Total deferred tax assets	$312,997	$521,454

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
As of December 31, 2017, we had a federal net operating loss carry forward of $196.0 million and various state net operating loss carry forwards. The determination of the state net operating loss carry forwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If not utilized, the federal net operating loss carry forward will expire between 2035 and 2037 and the state operating loss carry forwards will expire between 2025 and 2037. We believe that it is more likely than not that the benefit from certain state operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these carryforwards.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” ("TCJA") was signed into law. Substantially all provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes amendments to the Internal Revenue Code of 1986 that significantly change the taxation of individuals and business entities. Pursuant to ASC Topic 740, Income Taxes (ASC 740), we recognized the tax effect of the TCJA changes during the year ended December 31, 2017, the period in which the law was enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Accordingly, we remeasured our deferred tax asset based on the new tax rates, resulting in an increase to our tax provision of $172.9 million for the year ending December 31, 2017.
The 2015, 2016 and 2017 tax years are open to examination for federal and state tax.
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
On November 30, 2017, Pony Express filed with the FERC in Docket No. IS18-60-000 certain changes to its tariffs to reflect the addition of two new destination points proposed to be effective January 1, 2018.
On December 29, 2017, Pony Express filed with the FERC in Docket No. IS18-113-000 certain changes to its tariffs to reflect a new origin point in Rooks County, Kansas. The changes were proposed to become effective on February 1, 2018.
Rockies Express
Petition for Declaratory Order – FERC Docket No. RP13-969-000
In June 2013, in Docket No. RP13-969-000, Rockies Express filed with the FERC a Petition for Declaratory Order which sought a ruling that the "most favored nations" or "MFN" provisions contained in Rockies Express' negotiated rate agreements ("NRAs") with its Foundation and Anchor Shippers would not prevent Rockies Express from providing firm transportation service at rates lower than Foundation and Anchor Shippers' rates that (1) have an east-to-west primary path; (2) are for a term of one year or longer; and (3) are limited to service in one rate zone and therefore do not utilize all of the same facilities or rate zones as the service provided pursuant to the Foundation and Anchor Shipper NRAs. In November 2013, the FERC issued a declaratory order finding that the potential transactions would not trigger the MFN rights of Rockies Express’ Foundation and Anchor Shippers. Various parties filed requests for rehearing of the FERC’s declaratory order.

In September 2014 and December 2015, the FERC accepted amended contracts with the shippers holding MFN rights on Rockies Express, which reflect the terms of settlements between these shippers and Rockies Express. The settlements provide additional clarity with respect to the applicability of the settling shippers' MFN rights, sharing by Rockies Express of certain transportation revenues, and the withdrawal of the settling shippers from the Petition for Declaratory Order proceeding. On September 27, 2017, FERC issued an order denying the requests for rehearing of the declaratory order issued in November 2013, and no party sought judicial appeal of the FERC order denying rehearing within the statutory deadline.
2015 Annual FERC Fuel Tracking Filings - FERC Docket No. RP15-584-000
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
Electric Power Charge Clarification - FERC Docket No. RP17-285
On December 21, 2016, in Docket No. RP17-285, Rockies Express proposed certain revisions to the General Terms and Conditions of its tariff to clarify that the electric power costs associated with the operation of gas coolers installed in association with the Zone 3 Capacity Enhancement Project at both electric and gas powered stations, will be included in the Power Cost Tracker. Several shippers submitted comments on the proposal. The FERC issued an order on January 19, 2017 accepting the proposed revisions permitting the recovery of electric power costs from the operation of both gas and electric powered compressor stations, subject to certain clarifications.
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
Increased Frequency of FL&U and PCT Adjustments - FERC Docket No. RP18-228
On December 1, 2017, in Docket No. RP18-228, Rockies Express made a filing with the FERC to increase the frequency in which it may adjust fixed fuel and lost and unaccounted for retainages and power cost tracker charges during the year so that its recovery of fixed fuel and lost and unaccounted for charges and power costs more closely track usage. Rockies Express proposed an effective date of April 1, 2018. The comment period ended on December 13, 2017, and no parties opposed Rockies Express’ filing. The matter is pending before the FERC.

TIGT
General Rate Case Filing - FERC Docket No. RP16-137-000, et seq.
On October 30, 2015, in Docket No. RP16-137-000, et seq., TIGT filed a general rate case with the FERC pursuant to Section 4 of the National Gas Act ("NGA"). The general rate case was ultimately resolved via settlement, which the FERC approved on November 2, 2016, and a compliance filing that modernized TIGT’s FERC Gas Tariff, consistent with prior FERC orders, which the FERC accepted on March 16, 2017. Per the terms of the settlement, TIGT is required to file a new general rate case on May 1, 2019 (provided that such rate case is not pre-empted by a pre-filing settlement).
2017 Annual Fuel Tracker Filing - FERC Docket No. RP17-428-000
On February 27, 2017, in Docket No. RP17-428-000, TIGT made its annual fuel tracker filing with a proposed effective date of April 1, 2017. The filing incorporated the FL&U tracker and power cost tracker mechanisms agreed to in the TIGT Rate Case Settlement. The FERC accepted the filing on March 21, 2017.
Electric Power Charge Clarification - FERC Docket No. RP17-1051-000
On September 15, 2017, in Docket No. RP17-1051-000, TIGT proposed certain revisions to its tariff to clarify, amongst other things, that the electric power costs associated with the operation of gas coolers at both electric and gas powered stations are properly included in the Power Cost Tracker. The FERC issued an order on October 3, 2017 accepting the proposed revisions.
Trailblazer
General Rate Case Filing - FERC Docket No. RP13-1031-000, et. seq.
On July 1, 2013, in Docket No. RP13-1031-000, et. seq., Trailblazer filed a general rate case with the FERC pursuant to Section 4 of the NGA. The general rate case was ultimately resolved via settlement, which the FERC approved on May 29, 2014. Per the terms of the settlement, Trailblazer is required to file a new general rate case with rates to be effective no later than January 1, 2019 (presuming a maximum suspension period for any rate increase).
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
2017 Annual and Interim Fuel Tracker Filings - FERC Docket Nos. RP17-549-000 and RP17-1052-000
On March 22, 2017, in Docket No. RP17-549-000, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2017. The FERC accepted the filing on April 19, 2017. On September 15, 2017, Trailblazer made its interim fuel tracker filing in Docket No. RP17-1052-000 with a proposed effective date of November 1, 2017. The FERC accepted the filing on October 13, 2017.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of December 31, 2017 and 2016.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $7.7 million and $4.0 million at December 31, 2017 and 2016, respectively.
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
TMG
Archibald Booster Station
Tallgrass Midstream Gathering, LLC ("TMG") is currently a party to a remedy agreement entered into with the WDEQ in July, 2013 with respect to the Archibald Booster Station located in Campbell County, Wyoming. In connection with the remedy agreement, TMG has agreed to complete certain remedial actions at the site related to a former earthen pit including semi-annual groundwater sampling, and quarterly recovery activities at monitoring wells. The facility is currently in compliance with the WDEQ under the remedy agreement.
Irwin Booster Station
TMG is also party to a remedy agreement entered into with the WDEQ in July, 2013 with respect to the Irwin Booster Station located in Converse County, Wyoming. In connection with the remedy agreement, TMG has agreed to complete certain remedial actions at the site related to a former earthen pit including semi-annual groundwater sampling. The facility is currently in compliance with the WDEQ under the remedy agreement.
Trailblazer
Pipeline Integrity Management Program
Starting in 2014 Trailblazer’s operating capacity was decreased as a result of smart tool surveys that identified approximately 25 - 35 miles of pipe as potentially requiring repair or replacement. During 2016 and 2017, Trailblazer incurred approximately $21.8 million of remediation costs to address this issue, including replacing approximately 8 miles of pipe. To date the pressure and capacity reduction has not prevented Trailblazer from fulfilling its firm service obligations at existing subscription levels or had a material adverse financial impact on us. However, Trailblazer intends to continue performing remediation to increase and maximize its operating capacity over the long-term and expects to spend in excess of $20 million during 2018 for this pipe replacement and remediation work. Trailblazer is exploring all possible cost recovery options to recover expenditures, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
In connection with TEP's acquisition of Trailblazer in April 2014, TD agreed to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline. The contractual indemnity was capped at $20 million and subject to a $1.5 million deductible. TEP has received the entirety of the $20 million from TD pursuant to the contractual indemnity as of December 31, 2017.
Pony Express
Pipeline Integrity
In connection with certain crack tool runs on the Pony Express System completed in 2015 and 2016, Pony Express completed approximately $10 million of remediation for anomalies identified on the Pony Express System associated with the initial conversion and commissioning of portions of the pipeline converted from natural gas to crude oil service, and has completed additional remediation on the Pony Express System of approximately $8.2 million during the year ended December 31, 2017.
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

20. Reportable Segments
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
Natural Gas Transportation
The Natural Gas Transportation segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility that provides services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation segment includes our 100% membership interest in NatGas acquired effective January 1, 2017 and our 49.99% membership interest in Rockies Express, including the additional 24.99% membership interest acquired effective March 31, 2017.
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
Gathering, Processing & Terminalling
The Gathering, Processing & Terminalling segment is engaged in the ownership and operation of natural gas gathering and processing facilities that produce NGLs and residue gas that is sold in local wholesale markets or delivered into pipelines for transportation to additional end markets, including the Douglas Gathering System acquired on June 5, 2017, as well as water business services provided primarily to the oil and gas exploration and production industry and the transportation of NGLs. The Gathering, Processing & Terminalling segment also includes Stanchion as well as our 100% membership interest in Terminals acquired effective January 1, 2017 and the PRB Crude System acquired on August 3, 2017.
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
The following tables set forth our segment information for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$141,021	$(6,694)	$134,327	$135,097	$(5,641)	$129,456	$137,988	$(5,384)	$132,604
Crude Oil Transportation	364,574	(10,676)	353,898	380,503	(370)	380,133	304,227	—	304,227
Gathering, Processing & Terminalling	186,211	(18,538)	167,673	113,533	(11,460)	102,073	113,387	(7,557)	105,830
Corporate and Other	—	—	—	—	—	—	—	—	—
Total revenue	$691,806	$(35,908)	$655,898	$629,133	$(17,471)	$611,662	$555,602	$(12,941)	$542,661

	Year Ended December 31, 2017
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Natural Gas Transportation	$67,434	$(7,709)	$59,725
Crude Oil Transportation	190,170	17,263	207,433
Gathering, Processing & Terminalling	33,453	(9,554)	23,899
Corporate and Other	(19,210)	—	(19,210)
Total Operating Income	$271,847	$—	$271,847
Reconciliation to Net Income:
Interest expense, net			(89,348)
Equity in earnings of unconsolidated investments			237,110
Unrealized gain on derivative instrument			1,885
Gain on remeasurement of unconsolidated investment			9,728
Other income, net			1,221
Net income before tax			$432,443

	Year Ended December 31, 2016
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Natural Gas Transportation	$56,135	$(5,641)	$50,494
Crude Oil Transportation	215,784	16,843	232,627
Gathering, Processing & Terminalling	(903)	(11,202)	(12,105)
Corporate and Other	(12,598)	—	(12,598)
Total Operating Income	$258,418	$—	$258,418
Reconciliation to Net Income:
Interest expense, net			(45,601)
Unrealized loss on derivative instrument			(1,291)
Equity in earnings of unconsolidated investments			54,531
Other income, net			1,723
Net income before tax			$267,780

	Year Ended December 31, 2015
Operating Income:	Total Operating Income	Inter- Segment	External Operating Income
	(in thousands)
Natural Gas Transportation	$48,133	$(5,384)	$42,749
Crude Oil Transportation	159,467	12,941	172,408
Gathering, Processing & Terminalling	7,995	(7,557)	438
Corporate and Other	(9,366)	—	(9,366)
Total Operating Income	$206,229	$—	$206,229
Reconciliation to Net Income:
Interest expense, net			(18,330)
Equity in earnings of unconsolidated investments			2,759
Other income, net			2,413
Net income before tax			$193,071

	Year Ended December 31,
Depreciation and Amortization Expense:	2017	2016	2015
	(in thousands)
Natural Gas Transportation	$19,180	$20,976	$22,927
Crude Oil Transportation	52,364	51,362	47,168
Gathering, Processing & Terminalling	19,256	13,909	14,163
Corporate and Other	—	—	—
Total depreciation and amortization expense	$90,800	$86,247	$84,258

	Year Ended December 31,
Capital Expenditures:	2017	2016	2015
	(in thousands)
Natural Gas Transportation	$16,705	$28,475	$10,478
Crude Oil Transportation	57,022	29,893	38,802
Gathering, Processing & Terminalling	71,417	26,123	71,438
Corporate and Other	—	—	—
Total capital expenditures	$145,144	$84,491	$120,718

Unconsolidated Investments:	December 31, 2017	December 31, 2016
	(in thousands)
Natural Gas Transportation	$895,873	$461,915
Crude Oil Transportation	—	—
Gathering, Processing & Terminalling	13,658	13,710
Corporate and Other	—	—
Total unconsolidated investments	$909,531	$475,625

Assets:	December 31, 2017	December 31, 2016
	(in thousands)
Natural Gas Transportation	$1,606,666	$1,176,147
Crude Oil Transportation	1,407,758	1,410,695
Gathering, Processing & Terminalling	943,340	495,170
Corporate and Other	334,249	543,468
Total assets	$4,292,013	$3,625,480
21. Selected Quarterly Financial Data (Unaudited)
The following tables summarize our unaudited quarterly financial data for 2017 and 2016:

	Quarter Ended 2017
	First	Second	Third	Fourth
	(in thousands, except per unit amounts)
Total revenues	$144,400	$160,863	$175,869	$174,766
Operating income	$63,226	$66,944	$74,003	$67,674
Net income	$67,238	$79,167	$170,777	$(93,197)
Net income (loss) attributable to TEGP	$12,029	$8,753	$15,866	$(165,377)
Net income allocable to noncontrolling interests	$(55,209)	$(70,414)	$(154,911)	$(72,180)
Basic net income (loss) per Class A Share	$0.21	$0.15	$0.27	$(2.85)
Diluted net income (loss) per Class A Share	$0.21	$0.15	$0.27	$(2.85)

During the third quarter of 2017, we recognized equity in earnings relating to our proportionate share of the Ultra settlement discussed in Note 19 – Legal and Environmental Matters. During the fourth quarter of 2017, we remeasured our deferred tax asset based on the new tax rates as a result of the federal rate change under the TCJA signed into law on December 22, 2017, resulting in an increase to our tax provision. For additional information, see Note 17 – Income Taxes.

	Quarter Ended 2016
	First	Second	Third	Fourth
	(in thousands, except per unit amounts)
Total revenues	$147,168	$149,015	$153,268	$162,211
Operating income	$63,445	$54,758	$66,943	$73,272
Net income	$44,306	$80,721	$60,402	$64,610
Net income attributable to TEGP	$11,274	$(440)	$10,652	$12,303
Net income allocable to noncontrolling interests	$(33,032)	$(81,161)	$(49,750)	$(52,307)
Basic net income per Class A Share	$0.16	$0.07	$0.15	$0.17
Diluted net income per Class A Share	$0.16	$0.07	$0.15	$0.17
22. Subsequent Events
Deeprock North Acquisition and Merger with Deeprock Development
On January 2, 2018, Terminals acquired an approximate 38% membership interest in Deeprock North, LLC ("Deeprock North") from Kinder Morgan Deeprock North Holdco LLC for cash consideration of $19.5 million. Immediately following the acquisition, Deeprock North was merged into Deeprock Development. After the acquisition and merger, Terminals owns an approximately 60% membership interest in the combined entity.
BNN North Dakota Acquisition
In January 2018, Water Solutions closed the acquisition of a 100% membership interest in Buckhorn Energy Services, LLC and Buckhorn SWD Solutions, LLC (collectively, "BNN North Dakota") for cash consideration of approximately $95.0 million, subject to working capital adjustments. BNN North Dakota owns a produced water gathering and disposal system in the Bakken basin with approximately 133,000 acres under dedication.
Potential Acquisition of Pawnee Terminal
On January 2, 2018, Terminals entered into an agreement to acquire a 51% membership interest in the Pawnee, Colorado crude oil terminal (“Pawnee Terminal”) from Zenith Energy Terminals Holdings, LLC for cash consideration of approximately $31 million, subject to working capital adjustments. Terminals expects the transaction to close in the first quarter of 2018, subject to certain closing conditions.
Acquisition of Additional Interest in Pony Express
Effective February 1, 2018, TEP acquired the remaining 2% membership interest in Pony Express, along with administrative assets consisting primarily of information technology assets, from Tallgrass Development for cash consideration of approximately $60 million, bringing its aggregate membership interest in Pony Express to 100%.
Potential Joint Venture and Sale of TCG
On February 6, 2018, TEP entered into an agreement with an affiliate of Silver Creek Midstream, LLC ("Silver Creek") to form Iron Horse Pipeline, a new joint venture pipeline to transport crude oil from the Powder River Basin. In addition to forming the joint venture, TEP has also agreed to sell to Silver Creek its 100% membership interest in TCG, which owns a 50-mile crude oil gathering system in the Powder River Basin. TEP expects to close the sale of TCG and the formation of the joint venture in February 2018.
Tallgrass Equity Acquisitions
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, a wholly-owned subsidiary of Tallgrass Equity, and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development. The equity issued by TEGP and Tallgrass Equity was based on a discounted 30-day volume weighted average price of TEGP Class A shares. The 25.01% membership interest was valued at approximately $400 million and the 5,619,218 TEP common units were valued at approximately $256.2 million based on a 30-day volume weighted average price.
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations, however, the release required Rockies Express to shut off the flow through the segment. Repairs are underway to return the segment to service as soon as possible and a root cause investigation is ongoing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2017, the Partnership's management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made in 2017 of Terminals, the Douglas Gathering System and the 49% membership interest in Deeprock Development whose total assets and total revenue excluded from management's assessment collectively represent approximately 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Management is in the process of integrating these acquisitions and the Partnership’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report included in Item 8.—Financial Statements and Supplementary Data of this Annual Report.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Unlike shareholders in a publicly traded corporation, our shareholders are not entitled to select our general partner or elect the members of the board of directors of our general partner. Tallgrass Energy Holdings is the sole owner of our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. EMG, Kelso and Tallgrass KC own, in the aggregate, approximately 100% of the outstanding membership interests in Tallgrass Energy Holdings. All the executive officers and certain of the directors of our general partner are also officers and/or directors of TEP GP and Tallgrass Energy Holdings.
Neither we nor our general partner have any employees. Although all the employees that conduct our business are employed by Tallgrass Management, we sometimes refer to these individuals in this Annual Report as our employees.
As of December 31, 2017, the board of directors of our general partner had eight directors, three of whom the board has determined meet the independence standards established by the NYSE. The three independent directors are Jeffrey A. Ball, Thomas A. Gerke, and W. Curtis Koutelas. The NYSE does not require a publicly-traded limited partnership like ours to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. As of December 31, 2017, the audit committee of the board of directors of our general partner had three members, each of whom meet the independence and experience standards established by the NYSE and the Exchange Act.
In evaluating director candidates, Tallgrass Energy Holdings assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
All the executive officers of our general partner are also officers of TEP GP, Tallgrass Equity, and Tallgrass Energy Holdings. Our officers will devote such portion of their business time to our business and affairs as they deem reasonably required to manage and conduct our operations. Neither our general partner nor TEP's general partner and its affiliates currently receive any management fee in connection with the management of our business, but Tallgrass Equity reimburses our general partner for all expenses it incurs and payments it makes on our behalf pursuant to our partnership agreement. In addition, Tallgrass Equity reimburses Tallgrass Energy Holdings and its affiliates for all expenses it incurs and payments it makes on our behalf pursuant to the TEGP Omnibus Agreement, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain corporate, general and administrative services in each case to the extent properly allocable to us. Any direct expenses associated with being a separate publicly traded entity are borne by Tallgrass Equity. Neither our partnership agreement nor the TEGP Omnibus Agreement limits the amount of expenses for which our general partner, Tallgrass Energy Holdings and their respective affiliates may be reimbursed. For more information, see "Certain Relationships and Related Party Transactions, and Director Independence-Omnibus Agreement."

Directors and Executive Officers of Our General Partner and TEP GP
The following table sets forth certain information with respect to the executive officers and directors of our general partner as of February 13, 2018. The table also shows certain individuals who serve as directors of TEP GP who are not currently directors of our general partner.

Name	Age	Position with Our General Partner	Position with TEP GP
David G. Dehaemers, Jr.	57	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director
William R. Moler	52	Executive Vice President, Chief Operating Officer and Director	Executive Vice President, Chief Operating Officer and Director
Gary J. Brauchle	44	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer
Christopher R. Jones	41	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary
Gary D. Watkins	45	Vice President and Chief Accounting Officer	Vice President and Chief Accounting Officer
Frank J. Loverro	48	Director	Director
Stanley de J. Osborne	47	Director	Director
Jeffrey A. Ball	43	Director	Director
John T. Raymond	47	Director	Director
Thomas A. Gerke	61	Director	n/a
W. Curtis Koutelas	56	Director	n/a
Terrance D. Towner	59	n/a	Director
Roy N. Cook	60	n/a	Director
Jeffrey R. Armstrong	48	n/a	Director
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
William R. Moler has been a director, Executive Vice President and Chief Operating Officer of TEP GP since February 2013 and of our general partner since February 2015. Mr. Moler has also served as Executive Vice President and Chief Operating Officer of Tallgrass Equity since February 2013 and as a director, Executive Vice President and Chief Operating Officer of Tallgrass Energy Holdings since October 2012. From 2004 until his departure in October 2012, Mr. Moler served in various capacities with Inergy, L.P. and its affiliates, most recently as Senior Vice President and Chief Operating Officer of Inergy Midstream, L.P. and President and Chief Operating Officer—Natural Gas Midstream Operations of Inergy, L.P. Prior to joining Inergy, L.P., Mr. Moler was with Westport Resources Corporation from 2002 to 2004, where he served as both General Manager of Marketing and Transportation Services and General Manager of Westport Field Services, LLC. Prior to Westport, Mr. Moler served in various leadership positions at Kinder Morgan, Inc. and its predecessors from 1988 to 2002. Mr. Moler has also served on the Board of the National Parkinson's Foundation Heartland Region and served as its President from 2015 to 2017. Mr. Moler earned a Bachelor of Science degree in Mechanical Engineering from Texas Tech University in 1988. We believe that as a result of his background and knowledge, as well as the attributes of leadership demonstrated by his executive experience, Mr. Moler brings substantial experience and skill to the boards of directors of our general partner and of TEP GP.
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
Frank J. Loverro has served as a director of TEP GP since February 2013 and of our general partner since February 2015. Mr. Loverro has also served as a director of Tallgrass Energy Holdings since August 2012. Mr. Loverro joined Kelso in 1993, has been Managing Director since 2004 and a Member of Kelso's Management Committee since 2013, and in 2016 became Co-CEO. He spent the preceding three years in the private equity investment and high yield groups at The First Boston Corporation. Mr. Loverro is also a director of Ajax Resources, LLC, Delphin Shipping LLC, Hunt Marcellus, LLC, Physicians Endoscopy, LLC, Poseidon Containers Holdings LLC and Zenith Energy U.S., L.P. Mr. Loverro was also a director of Buckeye GP LLC. Mr. Loverro received a B.A. in Economics with Distinction from the University of Virginia in 1991. Mr. Loverro has extensive experience in corporate financing and in evaluating the financial performance and operations of companies across a variety of business sectors, including the energy sector. We believe that this background, in addition to Mr. Loverro's valuable experience serving on the boards of various public and private companies, provides an important source of insight and perspective to the boards of directors of our general partner and of TEGP Management.
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
Jeffrey A. Ball has served as a director of TEP GP since May 2013 and of our general partner since February 2015. Mr. Ball has also served as the Chairman of the audit committee of TEP GP since May 2013 and as the Chairman of the audit committee of our general partner since April 2015. Further, Mr. Ball has served as a director of Tallgrass Energy Holdings since August 2012. Mr. Ball is a Managing Director at EMG, a diversified natural resource private equity fund manager, and is responsible for transaction origination, structuring and execution, portfolio company management and investment realization. Prior to joining EMG in October 2007, Mr. Ball was a Director in the investment banking group at Credit Suisse Securities (USA), LLC, covering the energy industry with a particular focus on MLPs and the midstream sector. Mr. Ball has completed over $55 billion of mergers and acquisitions and capital markets financing transactions during his career in the energy and minerals sector. Mr. Ball currently serves on the Boards of Ferus Inc., Ferus GP LLC, Ferus Natural Gas Fuels Inc., Ferus Natural Gas Fuels GP, LLC, Ferus Natural Gas Fuels (CNG), LLC, Ascent Resources, LLC, Sable PRES Holdings, LLC and is a board observer of MarkWest Utica EMG, LLC. Mr. Ball received a B.S. in Economics with honors from the Wharton School at the University of Pennsylvania. We believe that Mr. Ball's experience with mergers & acquisitions and financings of a variety of MLPs and other midstream assets provides a valuable resource to the boards of directors of our general partner and of TEP GP.
John T. Raymond has served as a director of TEP GP since February 2013 and of our general partner since February 2015. Mr. Raymond has also served as a director of Tallgrass Energy Holdings since August 2012. Mr. Raymond is an owner and founder of The Energy & Minerals Group. EMG is a diversified natural resource private equity fund manager with approximately $15.8 billion of regulatory assets under management (RAUM) as of September 30, 2017. EMG has allocated approximately $10.5 billion in commitments across the energy sector since inception. Mr. Raymond has been Managing Partner and CEO since EMG's inception in 2006. Prior to that time, Mr. Raymond held leadership positions with various energy companies, including President and CEO of Plains Resources Inc., President and Chief Operating Officer of Plains Exploration and Production Company and Director of Development for Kinder Morgan, Inc. Mr. Raymond currently serves on numerous other boards, including the board of directors of each of NGL Energy Holdings, LLC, the general partner of NGL Energy Partners, LP, Plains All American GP LLC, the general partner of Plains All American Pipeline, LP, and PAA GP Holdings LLC, the general partner of Plains GP Holdings, LP. Mr. Raymond received a BSM degree from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting. We believe that Mr. Raymond's experience with investment in and management of a variety of upstream and midstream assets and operations provides a valuable resource to the boards of directors of our general partner and of TEP GP.
Thomas A. Gerke has served as a director of our general partner since August 2015. He is also a member of the audit committee of our general partner. Mr. Gerke has served as the General Counsel and Chief Administrative Officer at H&R Block, a global consumer tax services provider since May 2016 and prior to that starting in January 2012, he served as Chief Legal Officer. In addition, during a two-month-plus period in 2017 while H&R Block went through a CEO transition, Mr. Gerke served as interim President and Chief Executive Officer from August 1, 2017 to October 8, 2017. Prior to joining H&R Block, from January 2011 to April 2011, Mr. Gerke served as Executive Vice President, General Counsel and Secretary of YRC Worldwide, a leading transportation service provider. From July 2009 to December 2010, Mr. Gerke served as Executive Vice Chairman of CenturyLink, a Fortune 500 integrated communications business. From December 2007 to June 2009, he served as President and Chief Executive Officer at Embarq, then a Fortune 500 integrated communications business. He also held the position of Executive Vice President and General Counsel, Law and External Affairs at Embarq from May 2006 to December 2007. From October 1994 through May 2006, Mr. Gerke held several executive and legal positions with Sprint, serving as Executive Vice President and General Counsel for over two years. Mr. Gerke currently serves as a member of the board of directors at Consolidated Communications Holdings, Inc. (NASDAQ: CNSL). He is also a former member of the boards of CenturyLink, Embarq and United States Telecom Association. In addition, he is a former member of the board of trustees for Rockhurst University and the Kansas City Local Investment Commission (LINC). Mr. Gerke earned his Bachelor of Science degree in Business Administration from the University of Missouri in Columbia, his Masters of Business Administration degree from Rockhurst University, and his Juris Doctorate from the University of Missouri School of Law in Kansas City. We believe that Mr. Gerke's leadership roles and board experience at a number of Fortune 500 and other large public companies, as well as his legal acumen and background outside of the energy industry, provides a valuable resource to the board of directors of our general partner.
W. Curtis Koutelas has served as a director of our general partner since May 2016. He is also a member of the audit committee of our general partner. Mr. Koutelas founded Arrowhead Contracting Inc. in 1990 and has served as its President for the past 27 years. Arrowhead provides general construction, remedial construction, environmental engineering, facility operations and maintenance and homeland security services to a broad base of federal agencies and large-business prime contractors. In addition to his work with Arrowhead, Mr. Koutelas is dedicated to serving the Kansas City area by participating in volunteer and outreach programs benefiting small businesses, and providing financial assistance to disadvantaged young men and women attending Rockhurst High School and Rockhurst College. Mr. Koutelas holds a Bachelor of Science degree in Construction Management from Pittsburg State University. We believe that Mr. Koutelas's extensive business experience and leadership provides a valuable resource to the board of directors of our general partner.
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
Roy N. Cook has served as a director of TEP GP since September 2013 and as a member of the audit committee of TEP GP since December 2017. From 2001 to 2013, Mr. Cook was employed by, and held a variety of roles within, the terminals division of Kinder Morgan, focusing on acquisitions, management, design and operations and specializing in the dry bulk side of the terminals business. Prior to 2001, Mr. Cook owned and managed several businesses in the service industry, including Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminals, Inc., each of which were sold to Kinder Morgan in 2001. Mr. Cook currently owns several small businesses across diverse industries, including a self-storage business, an electrical service company and a commercial real estate management and development company. He graduated from Kansas State University in 1979 with a B.S. degree in Agriculture Economics. We believe that Mr. Cook's MLP experience, and his intricate knowledge of the terminals business provides valuable strategic and practical insight, and perspective to the board of directors of TEP GP.
Jeffrey R. Armstrong has served as a director of TEP GP since April 2014 and was a member of the audit committee of TEP GP from April 2014 to December 2017. In August 2014, Mr. Armstrong became the Chief Executive Officer of Zenith Energy, LP, a privately held midstream energy company. In October 2014, Mr. Armstrong became the chairman of MID-SHIP Group, a privately held logistics and transportation company. Mr. Armstrong is the Manager and controlling shareholder of MID-SHIP Capital LLC, which owns 100% of MID-SHIP Securities LLC, a member of the Financial Industry Regulatory Authority, or FINRA. From March 2001 until December 2013, Mr. Armstrong was employed by Kinder Morgan and held various positions within the company including Vice President of Corporate Strategy and President of the Terminals division. Prior to 2001, Mr. Armstrong was employed by GATX Corporation where he held various commercial and operational roles including General Manager of the company's east coast operations. He received his bachelor's degree from the U.S. Merchant Marine Academy and an MBA from the University of Notre Dame. We believe that Mr. Armstrong's extensive experience as it relates both to general corporate strategy and specifically to the terminals business, provides valuable insight and perspective to the board of directors of TEP GP.
Audit Committee
The board of directors of our general partner has a standing audit committee which is currently comprised of three directors, Jeffrey A. Ball, Thomas A. Gerke and W. Curtis Koutelas. Each audit committee member has past experience in accounting or related financial management experience. The board has determined that all our audit committee members are independent under Section 303A.02 of the NYSE listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the NYSE, the SEC and our Code of Business Conduct and Ethics. Among other factors, the board considered current or previous employment with us, our auditors or their affiliates by the director or his immediate family members, ownership of our voting securities and other material relationships with us. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.
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

Conflicts Committee
Our general partner may, from time to time, have a conflicts committee to which the board of directors will appoint at least two independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us and our general partner or the owners of our general partner or between us and TEP or its affiliates. The conflicts committee will determine if the resolution of any conflict of interest referred to it by our general partner is in the best interests of our partnership. There is no requirement that our general partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates or TEP GP, may not hold an ownership interest in the general partner or its affiliates other than shares or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or us, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The conflicts committee currently consists of two independent directors, Mr. Gerke and Mr. Koutelas, with Mr. Gerke currently acting as the Chairman.
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
Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, we know of no director, officer, or beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act that failed to file timely any reports required to be furnished during 2017 pursuant to Section 16(a) of the Exchange Act.

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
Compensation of our Named Executive Officers is set and approved by the board of directors of our general partner and by the board of managers of Tallgrass Energy Holdings, which controls our general partner. Tallgrass Energy Holdings owns 100% of Tallgrass Management and 100% of our general partner. We reimburse Tallgrass Energy Holdings and its affiliates, including Tallgrass Management, for all salaries, benefits and other compensation expenses for employees of Tallgrass Management (including the Named Executive Officers) to the extent such employees provide services to us pursuant to an allocation agreed upon between our general partner and Tallgrass Energy Holdings under the terms of the TEGP Omnibus Agreement. Other than the employment agreement with our Chief Executive Officer, David G. Dehaemers, Jr., none of our Named Executive Officers has entered into any employment agreements with Tallgrass Management, our general partner or any other affiliate of TEGP.
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
Long-Term Incentive Awards. Our Named Executive Officers receive grants under both the TEGP and TEP LTIP (as defined below). TEGP and TEP share the same primary long-term performance measure of increasing quarterly distributions while maintaining safe operations and long-term stable cash flow and financial health. As a result of TEGP’s controlling membership interest in Tallgrass Equity and indirect ownership of a 35% limited partnership interest in TEP, all of TEP’s general partner interest and all of TEP’s incentive distribution rights, failing to achieve that performance standard at TEP would be detrimental to TEGP, and vice versa. We therefore believe granting our Named Executive Officers equity participation units under the TEP LTIP and equity participation shares under the TEGP LTIP appropriately incentivizes our Named Executive Officers to seek stable distribution growth at both entities. We expect equity participation unit awards under the TEP LTIP will be the primary long-term equity incentive provided to our Named Executive Officers, and that grants of equity participation shares will be made pursuant to the TEGP LTIP on a more limited basis.

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
In 2015, grants of equity participation shares were made under TEGP LTIP, including a grant made to Mr. Jones and to Mr. Watkins, who are thus far the only Named Executive Officers to receive a grant under the TEGP LTIP. The terms of the awards to Mr. Jones and Mr. Watkins each stipulate that the equity participation shares will generally vest upon the later of the first date on which TEGP pays a regular quarterly distribution of at least $0.35 on each outstanding Class A share (the "TEGP Distribution Date") or May 12, 2019. The TEGP Distribution Achievement Date was met upon payment of the $0.3550 distribution declared for the third quarter of 2017, thus these awards will vest on May 12, 2019 as long as the employee satisfies the continuing service requirement set forth in the applicable award agreement.
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
The vesting conditions applicable to TEP's equity participation unit awards can generally be divided into four categories. The first category of awards was granted by TEP between June 2013 and September 2014 (prior to our formation) with vesting of such awards contingent upon the Pony Express System going into commercial service, which occurred in October 2014. Generally, one-third of the awards in this category vested on May 13, 2015 and the remaining two-thirds vested on May 13, 2017. All of our Named Executive Officers other than Mr. Dehaemers were granted equity participation unit awards in this category.
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
The fourth category of TEP's equity participation unit awards were granted in August 2017 (the "2017 Grants") and will vest on the earliest date on or after April 1, 2021, on which the average compounded annual distribution growth rate for TEP's regular quarterly distributions, based upon the regular quarterly distribution paid by TEP on, or immediately prior to, such date is at least 5% over an annualized distribution rate of $3.34 per TEP common unit, as determined by the board of directors of TEP's general partner. If such date has not occurred by August 2, 2024, such equity participation units will expire and terminate and no vesting will occur. Mr. Jones and Mr. Watkins are the only Named Executive Officers that were granted equity participation units in this fourth category.
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
We believe our compensation program has been instrumental in our achievement of stated objectives. One of the primary measures of our performance is our ability to enhance the ability of our assets to generate distributable cash flow that we can use to increase quarterly distributions to TEP's unitholders and our Class A shareholders. In the period since TEP's initial public offering through December 31, 2016, TEP's annual distribution per common unit has grown at a compound annual rate of 31%, and since our initial public offering, our distribution growth rate is 50%. This distribution growth has, in part, supported our decision to pay cash bonuses to our Named Executive Officers over that period.
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
These recommendations for discretionary bonus amounts and salary adjustments for our Named Executive Officers are presented to the board of directors of our general partner and the board of managers of Tallgrass Energy Holdings, adjusted as appropriate, and then formally approved by those boards. In several historical instances, the CEO has requested that his bonus amount be reduced or eliminated.
Long-Term Incentive Awards. We do not make systematic annual grants of LTIP Awards to our Named Executive Officers. We have historically attempted to time the granting of LTIP Awards such that the creation of new long-term incentives coincides with the satisfaction of vesting criteria under existing awards. We have not formally decided on a recurring grant cycle for future grants, but we intend for future grants to provide a balance between a meaningful retention period for us and a visible, reasonable, growth-oriented reward for the Named Executive Officer. Under existing LTIP Awards, achievement of performance targets does not shorten the minimum service period requirement.

Application in 2017
At the beginning of 2017, our stated financial guidance was to grow distributions to Class A shareholders by more than 30% and potentially in excess of 40%. In addition, TEP established the following financial performance objectives at TEP for 2017:

•	Adjusted EBITDA of $620 - $680 million for the year ended December 31, 2017;

•	Distributable Cash Flow of $570 - $630 million for the year ended December 31, 2017;

•	Distribution coverage of 1.30x - 1.50x for the year ended December 31, 2017; and

•	Growth of approximately 20% annualized distribution rate for the calendar year 2017.
We and TEP achieved all these goals:

•
Our distributions on Class A shares in the fourth quarter of 2017 represented a 32.4% increase from our fourth quarter 2016 distribution on Class A shares, higher than the distribution growth rate of TEP's cash distributions;

•	TEP's Adjusted EBITDA for the year ended December 31, 2017 was approximately $678.0 million;

•	TEP's Distributable Cash Flow for the year ended December 31, 2017 was approximately $611.3 million;

•	TEP's distribution coverage for the year ended December 31, 2017 was 1.47x; and

•	TEP grew its annualized distribution rate during calendar year 2017 by 18.4%.
Additionally, our internal qualitative goals included (a) advancing multi-year programs and initiatives and preparing the organization for future growth, and (b) continuing to promote a culture of safety and environmental responsibility throughout the organization. We achieved several accomplishments with respect to these qualitative goals, including:

•	The acquisitions from Tallgrass Development of a 24.99% membership interest in Rockies Express in March 2017 and 100% of the membership interests in Terminals and NatGas in January 2017;

•	Third-party acquisitions of the Douglas Gathering System in June 2017, the additional 40% membership interests Deeprock Development in July 2017, and the PRB Crude System in August 2017;

•	The contract extension with Continental Resources, Inc. through October 31, 2024 for transportation on the Pony Express System;

•	The commencement of new expansion projects, including the Platteville Extension Project on the Pony Express System and the Cheyenne Connector Pipeline; and

•	The amendment and restatement of our 1.75 billion revolving credit facility and senior note offerings of 2024 Notes and 2028 Notes in an aggregate of $1.1 billion.
For 2017, the elements of compensation were applied as described below.
Salary. In 2017, we did not implement material salary increases for our Named Executive Officers.
Cash Bonuses. Based on the CEO's annual performance review and the individual performance of each of our Named Executive Officers, the board of directors of our general partner approved the annual bonuses for our Named Executive Officers reflected in the Summary Compensation Table and notes thereto. Such amounts take into account performance relative to our 2017 goals; the level of difficulty associated with achieving such objectives; our relative positioning at the end of the year with respect to future growth and performance; the significant transactions or accomplishments for the period not included in the goals for the year; and our positioning at the end of the year with respect to our targeted credit profile. The board of directors of our general partner also considered, on a subjective basis, how well the executive officer performed his or her duties during the year.
Long-Term Incentive Awards. Pursuant to the TEP LTIP, Mr. Jones and Mr. Watkins received grants of 90,000 and 35,000 equity participation units, respectively, in 2017. No equity participation shares were granted to a Named Executive Officer under the TEGP LTIP in 2017. As noted below, we believe the substantial direct and indirect equity interests held by our management team, including our Named Executive Officers, in TEP, TEGP, Tallgrass Equity and Tallgrass Energy Holdings aligns their interests with those of our unitholders, and is taken into account when considering the level of equity incentives in TEP and TEGP granted to our Named Executive Officers under our compensation programs.

Other Compensation Related Matters
Equity Ownership. Although we encourage our Named Executive Officers to acquire and retain ownership in TEP common units and TEGP Class A shares, we do not require our Named Executive Officers to maintain a specified equity ownership level. Our policies, including our Insider Trading Policy, strongly discourage our Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership in TEP or TEGP. Based on the closing price of TEP’s common units and TEGP’s Class A shares on February 8, 2018, the value of the combined equity ownership of our Named Executive Officers discussed below was significantly greater than their combined aggregate salaries and bonuses for 2017. We believe that the substantial direct and indirect equity interests held by our management team in TEGP, Tallgrass Energy Holdings and TEP further aligns their interests with those of our Class A shareholders, and is taken into account when considering the level of equity incentives in TEP and TEGP granted to our Named Executive Officers under our compensation programs.
Equity Ownership in TEGP and Tallgrass Energy Holdings. Some of our Named Executive Officers directly own Class A shares in TEGP and some of our Named Executive Officers indirectly own equity interests in Tallgrass Energy Holdings, Tallgrass Equity and TEGP through Tallgrass KC, an entity controlled by Mr. Dehaemers. As of February 9, 2018, our Named Executive Officers beneficially owned, in the aggregate, 578,080 of TEGP's Class A shares (excluding any unvested LTIP Awards). As of February 9, 2018, Tallgrass KC owned 30,820,458 Class B Shares in TEGP and 30,820,458 Units in Tallgrass Equity, representing an approximate 16.68% ownership interest in TEGP and Tallgrass Equity, respectively. On such date, Tallgrass KC also owned approximately 27.61% of the outstanding voting equity interests in Tallgrass Energy Holdings.
Equity Ownership in TEP. In addition to their equity ownership in TEGP and Tallgrass Energy Holdings, our Named Executive Officers collectively own substantial equity in TEP. As of February 9, 2018, our Named Executive Officers directly owned, in the aggregate, 721,588 TEP common units (excluding any unvested LTIP Awards).
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
Change-in-Control Triggers and Termination Payments.  The equity participation unit and equity participation share grants to our Named Executive Officers other than the 2017 Grants include accelerated vesting triggered upon a change of control, as defined in the respective award agreements. The 2017 Grants include accelerated vesting if either (i) both (A) a qualifying transaction occurs, as defined in the award agreement, and (B) Mr. Dehaemers ceases to be the Chief Executive Officer of TEP's general partner and certain of its affiliates, or (ii) (A) Mr. Dehaemers ceases to be the Chief Executive Officer of TEP's general partner and certain of its affiliates, and (B) the Named Executive Officer is thereafter terminated without cause. The provision of equity acceleration for defined events help to create a retention tool by assuring the executive that the benefit of the compensation arrangement will be at least partially realized despite the occurrence of an event that could materially alter the executive's employment arrangement. In addition, the employment agreement for Mr. Dehaemers provides for severance in the event his employment is terminated without "cause" or in the event he resigns for "good reason." See "Potential Payments upon Termination or Change-in-Control." Except for the accelerated vesting of the 2017 Grants if Mr. Dehaemers ceases to be the Chief Executive Officer of TEP's general partner and certain of its affiliates and the Named Executive Officer is thereafter terminated without cause, no other Named Executive Officer has a contractual right to receive severance in the event of a termination of employment.
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
From a risk management perspective, we monitor and structure our commercial activities in a manner intended to control and minimize the potential for unwarranted risk-taking. See Note 10 – Risk Management. We also monitor and measure our capital projects and acquisitions relative to expectations. In general, we believe our compensation arrangements serve to minimize the incentive for unwarranted risk-taking to achieve short-term, unsustainable results. See "Compensation Discussion and Analysis – Relation of Compensation Elements to Compensation Objectives."

In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.
Summary Compensation Table
The following table reflects the total compensation of the principal executive officer, the principal financial officer and the three other most highly compensated executive officers of our general partner for 2017 (the "Named Executive Officers") for services rendered to all Tallgrass-related entities, including TEP, TEGP, Tallgrass Management and Tallgrass Development, for the fiscal years ending December 31, 2017, 2016, and 2015.

	Year	Salary (1)	Bonus (2)	Equity Awards (3)	All Other Compensation (4)	Total
David G. Dehaemers, Jr.	2017	$300,000	$1,000,739	$—	$28,152	$1,328,891
President, Chief Executive	2016	$300,000	$651,467	$—	$27,544	$979,011
Officer and Director	2015	$300,000	$601,000	$—	$27,796	$928,796

William R. Moler	2017	$300,000	$400,943	$—	$28,152	$729,095
Executive Vice President, Chief	2016	$300,000	$576,468	$—	$24,544	$901,012
Operating Officer and Director	2015	$300,000	$551,000	$—	$27,796	$878,796

Gary J. Brauchle	2017	$299,712	$750,942	$—	$27,955	$1,078,609
Executive Vice President and	2016	$294,904	$576,144	$—	$27,537	$898,585
Chief Financial Officer	2015	$275,000	$551,000	$—	$27,665	$853,665

Christopher R. Jones (5)	2017	$271,569	$750,942	$3,545,100	$27,686	$4,595,297
Vice President, General Counsel	2016	$240,068	$426,467	$69,836	$24,486	$760,857
and Secretary

Gary D. Watkins	2017	$224,922	$248,435	$1,378,650	$23,356	$1,875,363
Vice President and	2016	$222,975	$201,470	$69,836	$23,081	$517,362
Chief Accounting Officer	2015	$212,322	$201,000	$1,226,264	$22,152	$1,661,738

(1)	Reflects actual salary received. Salary adjustments are typically implemented during February, which results in odd amounts actually received by the indicated Named Executive Officer.

(2)
Represents discretionary bonuses paid in 2018, 2017 and 2016 based on performance in 2017, 2016 and 2015, respectively, as well as a bonus of $500 after tax that was paid to all employees in 2017, a bonus of $1,000 after tax that was paid to all employees in 2016, and a $1,000 pre-tax bonus that was paid to all employees in 2015.

(3)
The amounts in this column include both equity participation units granted pursuant to the TEP LTIP and equity participation shares granted pursuant to the TEGP LTIP. Mr. Jones and Mr. Watkins were the only Named Executive Officers to receive grants under the TEP LTIP during 2016 and 2017 and Mr. Watkins was the only Named Executive Officer to receive grants under the TEGP LTIP during 2015. In addition, the amounts in this column represent the aggregate grant date fair value determined in accordance with ASC Topic 718 for equity participation units, or EPUs, granted under the TEP LTIP and equity participation shares, or EPSs granted under the TEGP LTIP. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. The EPUs and EPSs are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEP's common units or TEGP's Class A shares, as appropriate, for the present value of the expected (but non-participating) future dividends during the vesting period. For additional information, see Note 16 – Equity-Based Compensation. These amounts do not correspond to the actual value that will be recognized by the executive.

(4)
The amounts in the column include the following: contributions under the 401(k) savings plan (includes $27,000 for Mr. Dehaemers, $27,000 for Mr. Moler, $26,804 for Mr. Brauchle, $26,640 for Mr. Jones, and $22,492 for Mr. Watkins for the year ended December 31, 2017, $26,500 for Mr. Dehaemers, $26,500 for Mr. Moler, $26,500 for Mr. Brauchle, $23,629 for Mr. Jones, and $22,297 for Mr. Watkins for the year ended December 31, 2016, and $26,500 for Mr. Dehaemers, $26,500 for Mr. Moler, $26,477 for Mr. Brauchle, and $21,232 for Mr. Watkins for the year ended December 31, 2015) and the dollar value of premiums paid for group life, accidental death and dismemberment insurance.

(5)	Mr. Jones was appointed Vice President, General Counsel and Secretary of TEP and TEGP effective July 1, 2016.
As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing information regarding the internal pay ratio between the annual total compensation of our Chief Executive Officer and the median of the annual total compensation of all employees. Because we do not have any of our own employees, we are providing this ratio based on the total compensation of all employees of Tallgrass Management as of December 31, 2017. Employees of Tallgrass Management provide certain services to us and our consolidated subsidiaries under the TEP Omnibus Agreement. To determine the median of the annual total compensation of all such employees, excluding our Chief Executive Officer, we identified the “median employee” by comparing the amount of salary, wages and tips of such employees, whether full-time, part-time, seasonal or temporary, as reflected in the payroll records of Tallgrass Management for the period from January 1, 2017 through December 31, 2017. We determined that our Chief Executive Officer had annual total compensation of $1,328,891, which is reflected in the Summary Compensation Table above, and the median of the annual total compensation of all employees, excluding our Chief Executive Officer, was $107,028. Therefore, our Chief Executive Officer’s annual total compensation is 12.4 times that of the median of the annual total compensation of all employees of Tallgrass Management.
Narrative Disclosure to Summary Compensation Table
A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in "Compensation Discussion and Analysis" and in the footnotes to such tables.
Grants of Plan-Based Awards Table
The following table provides information concerning each grant of an award made to a Named Executive Officer for 2017, including, but not limited to awards made under the TEP LTIP and TEGP LTIP.

	Grant Type	Grant Date	Number of Shares or Units		Grant Date Fair Value of Awards(1)
Christopher R. Jones
Vice President, General Counsel	TEP Equity Participation Units	8/2/17	90,000	(2)	$3,545,100
and Secretary	TEGP Equity Participation Shares	—	—	(3)	$—

Gary D. Watkins
Vice President and	TEP Equity Participation Units	8/2/17	35,000	(2)	$1,378,650
Chief Accounting Officer	TEGP Equity Participation Shares	—	—	(3)	$—

(1)
The amounts in this column include EPUs granted pursuant to the TEP LTIP. In addition, the amounts in this column represent the aggregate grant date fair value determined in accordance with ASC Topic 718 for equity participation units, or EPUs, granted under the TEP LTIP and equity participation shares granted under the TEGP LTIP. Pursuant to SEC rules, the amounts shown in this table for awards subject to performance conditions, if applicable, are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. The EPU and equity participation share grants are measured at their grant date fair value. The EPUs and equity participation shares are non-participating, therefore the grant date fair value is discounted from the grant date fair value of TEP's common units or TEGP's Class A shares, as appropriate, for the present value of the expected (but non-participating) future dividends during the vesting period. For additional information, see Note 16 – Equity-Based Compensation. These amounts do not correspond to the actual value that will be recognized by the executive.

(2)
Vesting of the equity participation units will occur on the earliest date on or after April 1, 2021, on which the average compounded annual distribution growth rate for TEP's regular quarterly distributions, based upon the regular quarterly distribution paid by TEP on, or immediately prior to, such date is at least 5% over an annualized distribution rate of $3.34 per TEP common unit, as determined by the board of directors of TEP's general partner. If such date has not occurred by August 2, 2024, such equity participation units will expire and terminate and no vesting will occur.

(3)	There were no equity participation shares granted under the TEGP LTIP during the year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the outstanding equity awards of our Named Executive Officers as of December 31, 2017 under the TEP LTIP.

	Equity Participation Unit Awards (1)
	Number of EPU Awards That Have Not Vested		Market Value of EPU Awards That Have Not Vested (2)	Number of Unearned EPUs That Have Not Vested	Market or Payout Value of Unearned EPUs That Have Not Vested
David G. Dehaemers, Jr.	—		$—	—	$—
William R. Moler	—		$—	—	$—
Gary J. Brauchle	—		$—	—	$—
Christopher R. Jones	97,800	(3)	$4,484,130	—	$—
Gary D. Watkins	43,400	(4)	$1,989,890	—	$—

(1)	The award agreements pursuant to which the EPUs set forth above were granted provide for the settlement of the EPUs in common units.

(2)	Reflects the closing price of $45.85 per TEP common unit at December 29, 2017.

(3)
Mr. Jones holds 2,900 EPUs that will vest on May 13, 2018, 2,900 EPUs that will vest on May 13, 2019, and 2,000 EPUs will vest on November 1, 2019 as long as he meets the required continuing service obligations. The remaining 90,000 EPUs that will vest on the earliest date on or after April 1, 2021, on which the average compounded annual distribution growth rate for TEP's regular quarterly distributions, based upon the regular quarterly distribution paid by TEP on, or immediately prior to, such date is at least 5% over an annualized distribution rate of $3.34 per TEP common unit, as determined by the board of directors of TEP's general partner. If such date has not occurred by August 2, 2024, these 90,000 EPUs will expire and terminate and no vesting will occur.

(4)
Mr. Watkins holds 3,200 EPUs that will vest on May 13, 2018, 3,200 EPUs that will vest on May 13, 2019, and 2,000 EPUs that will vest on November 1, 2019 as long as he meets the required continuing service obligations. The remaining 35,000 EPUs that will vest on the earliest date on or after April 1, 2021, on which the average compounded annual distribution growth rate for TEP's regular quarterly distributions, based upon the regular quarterly distribution paid by TEP on, or immediately prior to, such date is at least 5% over an annualized distribution rate of $3.34 per TEP common unit, as determined by the board of directors of TEP's general partner. If such date has not occurred by August 2, 2024, these 35,000 EPUs will expire and terminate and no vesting will occur.

The following table reflects all outstanding equity awards of our named executive officers as of December 31, 2017 under the TEGP LTIP.

	Equity Participation Share Awards (1)
	Number of Equity Participation Share Awards That Have Not Vested		Market Value of Equity Participation Share Awards That Have Not Vested	Number of Unearned Equity Participation Shares That Have Not Vested	Market or Payout Value of Unearned Equity Participation Shares That Have Not Vested (2)
David G. Dehaemers, Jr.	—		$—	—	$—
William R. Moler	—		$—	—	$—
Gary J. Brauchle	—		$—	—	$—
Christopher R. Jones	35,000	(3)	$900,900	—	$—
Gary D. Watkins	35,000	(3)	$900,900	—	$—

(1)	The award agreements pursuant to which the equity participation shares set forth above were granted provide for the settlement of the equity participation shares in TEGP Class A Shares.

(2)	Reflects the closing price of $25.74 per TEGP Class A share at December 29, 2017.

(3)	Mr. Jones and Mr. Watkins each hold 35,000 equity participation shares that will vest on May 12, 2019 as long as they meet the required continuing service obligations.

Units Vested
The following table sets forth certain information regarding the vesting of TEP LTIP Awards during the fiscal year ended December 31, 2017. No TEGP Equity Participation Share Awards vested during 2017.

	Number of EPUs Acquired on Vesting (1)	Value Realized on Vesting (2)
David G. Dehaemers, Jr.	—	$—
President, Chief Executive
Officer and Director

William R. Moler	33,333	$1,675,983
Executive Vice President, Chief
Operating Officer and Director

Gary J. Brauchle	33,333	$1,675,983
Executive Vice President and
Chief Financial Officer

Christopher R. Jones	16,000	$804,480
Vice President, General Counsel
and Secretary

Gary D. Watkins	16,666	$837,966
Vice President and
Chief Accounting Officer

(1)
Represents the gross number of EPUs that vested during the year ended December 31, 2017. The actual number of EPUs delivered to the Named Executive Officers was, in some cases, less than the number shown in the above table due to the Named Executive Officers' option to net out common units to cover a portion of applicable tax withholding obligations.

(2)	The stated value realized upon vesting is computed by multiplying the closing market price ($50.28) of our common units on the date they vested (May 13, 2017) by the number of units that vested.
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

Other than the payments to Mr. Dehaemers pursuant to his employment agreement as described above, we are not obligated to make any cash payment or provide any benefit to our Named Executive Officers if their employment is terminated by us or by the Named Executive Officer, other than the payment of accrued and unpaid expenses, salary and benefits. In addition, except for the acceleration of the 2017 Grants under the circumstances further described below, any LTIP Awards that have not vested and/or become exercisable are terminated upon the termination of such Named Executive Officer's employment.
Change in Control
Employment Agreement. Upon a change in control, the employment agreement of Mr. Dehaemers generally does not provide for termination or severance benefits or payments in addition to those described above.
LTIP Award Agreements. In addition to the foregoing payments to Mr. Dehaemers pursuant to his employment agreement, the TEP LTIP Awards and TEGP LTIP Awards held by our Named Executive Officers other than the 2017 Grants typically provide for acceleration of vesting in connection with a change in control. The TEP LTIP Awards held by our Named Executive Officers other than the 2017 Grants vest and/or become exercisable in full upon a "change in control" of us or our general partner and the TEGP LTIP Awards held by our Named Executive Officers vest and/or become exercisable in full upon a "change in control" of TEGP or TEGP's general partner.
Under the TEP LTIP, "change of control" means the occurrence of one or more of the following events:

•
any Person or group, other than Tallgrass Equity or its affiliates, becomes the owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of (A) the combined voting power of the equity interests in TEP's general partner, or (B) the general partner interests in TEP (excluding incentive distribution rights);

•	the limited partners of TEP approve, in one or a series of transactions, a plan of complete liquidation of TEP; or

•	the sale or other disposition by TEP of all or substantially all of its assets in one or more transactions to any person other than TEP's general partner or its affiliates.
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
The 2017 Grants include accelerated vesting if either (i) both (A) a qualifying transaction occurs, and (B) Mr. Dehaemers ceases to be the Chief Executive Officer of TEP's general partner and certain of its affiliates, or (ii) (A) Mr. Dehaemers ceases to be the Chief Executive Officer of TEP's general partner and certain of its affiliates, and (B) the Named Executive Officer is thereafter terminated without cause. Under the award agreements for the 2017 Grants, a qualifying transaction means any transaction in which:

•
a person other than certain designated persons directly or indirectly acquires direct or indirect ownership or control of 50% or more of the voting interests in TEP's general partner, the ownership of fifty percent 50% or more of the general partner interests in TEP, or the ownership of such other rights or interests that grant to the owner or holder thereof the ability to direct the management or policies of TEP, whether through the ownership of voting rights, by contract, or otherwise;

•	TEP's limited partners approve, in one or a series of transactions, a plan of complete liquidation of TEP; or

•	the sale or other disposition by TEP of all or substantially all of its assets in one or more transactions to any person other than TEP's general partner and its affiliates.
The following table sets forth the value of outstanding LTIP Awards that would have vested and/or become exercisable for each of the Named Executive Officers under the TEP LTIP and TEGP LTIP if a triggering change in control event occurred on December 31, 2017.

Upon a Change in Control (1)
David G. Dehaemers, Jr.
TEP LTIP	$—
TEGP LTIP	$—

William R. Moler
TEP LTIP	$—
TEGP LTIP	$—

Gary J. Brauchle
TEP LTIP	$—
TEGP LTIP	$—

Christopher R. Jones
TEP LTIP	$4,484,130
TEGP LTIP	$900,900

Gary D. Watkins
TEP LTIP	$1,989,890
TEGP LTIP	$900,900

(1)
The stated value upon a change in control is computed by assuming that a triggering change of control event occurred on December 29, 2017 and multiplying the closing market price (TEP: $45.85 and TEGP: $25.74) of the relevant units and shares on such date by the number of units and shares that would have vested.

Confidentiality, Non-Compete and Non-Solicitation Arrangements
Under the terms of Mr. Dehaemers's employment agreement, he has agreed not to compete with Tallgrass Management or certain of its affiliates and not to solicit Tallgrass Management's or any of its affiliates' employees or interfere with certain business relationships during the term of his employment and for one year thereafter. In addition, under the terms of the award agreements for the 2017 Grants, Mr. Jones and Mr. Watkins have agreed not to compete with TEP's general partner and its affiliates for the period commencing on the grant date and ending upon the earlier of (i) if a vesting date occurs, 18-months following termination of such person's employment, (ii) the date such EPUs are forfeited without vesting, and (iii) the date such EPUs expire. Each of the Named Executive Officers has signed a confidentiality agreement in connection with their employment by Tallgrass Management.
Compensation of TEGP Directors
Officers or employees of Tallgrass Energy Holdings or its affiliates, including certain directors affiliated with EMG or Kelso, who also serve as directors of our general partner do not receive additional compensation for such service. In 2017, those directors of our general partner who were not excluded from receiving compensation were paid quarterly cash payments of $10,000, resulting in an effective annual cash payment of $40,000.
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
The following table sets forth certain information with respect to our non-employee directors receiving cash compensation during the year ended December 31, 2017:

Name and Principal Position	Fees Earned	Equity Participation Share Awards	Non-Equity Incentive Plan Compensation	Total
Thomas A. Gerke	$40,000	$—	$—	$40,000
W. Curtis Koutelas	$40,000	$—	$—	$40,000
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
Compensation Report of the Board of Directors
The Board of Directors of our general partner has reviewed and discussed the compensation discussion and analysis contained in this Annual Report on Form 10-K with management and, based on that review and discussion, has recommended that the compensation discussion and analysis be included in this Annual Report for the year ended December 31, 2017 for filing with the SEC.
David G. Dehaemers, Jr.
William R. Moler
Frank J. Loverro
Stanley de J. Osborne
Jeffrey A. Ball
John T. Raymond
Thomas A. Gerke
W. Curtis Koutelas
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Tallgrass Energy GP, LP
The following tables set forth certain information regarding the beneficial ownership of our Class A shares and Class B shares as of February 9, 2018 owned by:

•	each person who is known to us to beneficially own more than 5% of the Class A shares (calculated in accordance with Rule 13d-3);

•	the named executive officers of our general partner;

•	each of the directors of our general partner; and

•	all the directors and executive officers of our general partner as a group.
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

Name and Address of Beneficial Owner	Class A and Class B shares Beneficially Owned (1)	Percentage of Class A and Class B shares Beneficially Owned (2)	Combined Voting Power (3)
5% shareholders
Entities affiliated with Kelso (4)	46,727,603	44.58%	25.29%
Entities affiliated with EMG (5)	46,386,232	44.4%	25.1%
Tallgrass KC (6)	30,820,458	34.67%	16.68%
OppenheimerFunds, Inc. (7)	12,310,643	21.19%	6.66%
Salient Capital Advisors, LLC (8)	7,847,848	13.51%	4.25%
Kayne Anderson Capital Advisors, L.P. (9)	4,543,242	7.82%	2.46%
Entities affiliated with Harvest Fund Advisors LLC (10)	4,254,757	7.33%	2.3%
Capital World Investors (11)	3,549,900	6.11%	1.92%
Tortoise Capital Advisors, L.L.C. (12)	3,029,730	5.22%	1.64%
Directors and named Executive officers:
David G. Dehaemers, Jr. (13)	31,652,259	35.49%	17.13%
William R. Moler (14)	2,807,531	4.61%	1.52%
Gary J. Brauchle (15)	2,204,586	3.66%	1.19%
Christopher R. Jones (16)	311,948	*	*
Gary D. Watkins	6,500	*	*
Frank J. Loverro (4)	46,727,603	44.58%	25.29%
Stanley de J. Osborne (4)	46,727,603	44.58%	25.29%
Jeffrey A. Ball	20,000	*	*
John T. Raymond (17)	46,621,232	44.63%	25.23%
Thomas A. Gerke	50,968	*	*
W. Curtis Koutelas	3,334	*	*
All directors and executive officers of our general partner as a group (11 persons)	130,405,961	71.64%	70.57%

*	Less than 1%.

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

(4)
Consists of Class B shares held of record by: (i) KIA VIII (Rubicon), L.P., a Delaware limited partnership, or KIA VIII, and (ii) KEP VI AIV (Rubicon), LLC, a Delaware limited liability company, or KEP VI AIV. KIA VIII and KEP VI AIV, due to their common control, could be deemed to beneficially own each of the other's shares. Each of KIA VIII and KEP VI AIV disclaim such beneficial ownership. Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro, James J. Connors, II, Church M. Moore, Stanley de J. Osborne, Christopher L. Collins, A. Lynn Alexander, Howard A. Matlin, John K. Kim, Henry Mannix, III, Matthew S. Edgerton and Stephen C. Dutton (the "Kelso Individuals") may be deemed to share beneficial ownership of shares held of record or beneficially owned by KIA VIII and KEP VI AIV, by virtue of their status as managing members of KEP VI AIV and of Kelso GP VIII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of KIA VIII (Rubicon) GP, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VIII. Each of Kelso GP VIII, LLC and KIA VIII (Rubicon) GP, L.P. due to their common control, could be deemed to beneficially own each other's securities and the shares held of record or beneficially owned by KIA VIII and KEP VI AIV. Kelso GP VIII, LLC disclaims beneficial ownership of all the securities owned of record, or deemed beneficially owned, by KIA VIII (Rubicon) GP, L.P., KIA VII and KEP VI AIV, except to the extent, if any, of its pecuniary interest therein, and the inclusion of these securities in the table above shall not be deemed an admission of beneficial ownership of all the reported securities for any purpose. KIA VIII (Rubicon) GP, L.P. disclaims beneficial ownership of all of the securities owned of record, or deemed beneficially owned, by Kelso GP VIII, LLC, KIA VIII and KEP VI AIV, except to the extent, if any, of its pecuniary interest therein, and the inclusion of these securities in the table above shall not be deemed an admission of beneficial ownership of all the reported securities for any purpose. The Kelso Individuals may be deemed to share beneficial ownership of securities owned of record or beneficially owned by Kelso GP VIII, LLC, KIA VIII (Rubicon) GP, L.P., KIA VIII and KEP VI AIV, by virtue of their status as managing members of Kelso GP VIII, LLC and KEP VI AIV, but disclaim beneficial ownership of such securities, and the inclusion of these securities in the table above shall not be deemed an admission that any of the Kelso Individuals is the beneficial owner of these securities for any purposes. Frank J. Loverro, who serves as a Managing Director and Co-Chief Executive Officer of Kelso & Company, which manages the investments in KIA VIII, KEP VI AIV, is one of our directors. Stanley de J. Osborne, who serves as a Managing Director of Kelso & Company, is also one of our directors. The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.

(5)
Consists of Class B shares held of record by Tallgrass Holdings, LLC. The manager of Tallgrass Holdings, LLC is EMG Fund II Management, LP. EMG Fund II Management, LP’s general partner is EMG Fund II Management, LLC. John T. Raymond, who serves as one of our directors, is the sole member of EMG Fund II Management, LLC and as such, has sole voting and dispositive power with respect to the shares held by Tallgrass Holdings, LLC; however, he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address for Tallgrass Holdings, LLC is The Energy & Minerals Group, 2229 San Felipe, Suite 1300, Houston, Texas 77019.

(6)
Consists of Class B shares held of record by Tallgrass KC. David G. Dehaemers, Jr. has sole voting and dispositive power with respect to the Class B shares held by Tallgrass KC; however, he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(7)	As reported on Schedule 13G filed with the SEC on February 5, 2018. The business address for this person is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(8)	As reported on Schedule 13G filed with the SEC on April 10, 2017. The business address for this person is 4265 San Felipe, 8th Floor, Houston, TX 77027.

(9)
As reported on Schedule 13G filed with the SEC on February 6, 2018. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The business address for these persons is 1800 Avenue of the Stars, Second Floor, Los Angeles California 90067.

(10)
As reported on Schedule 13D filed with the SEC on January 26, 2018. Harvest Fund Holdco L.P. is the sole member of Harvest Fund Advisors LLC (“HFA”). Blackstone Harvest Holdco L.L.C. is the general partner of Harvest Fund Holdco L.P. Blackstone Intermediary Holdco L.L.C. is the sole member of Blackstone Harvest Holdco L.L.C. Blackstone Advisory Partners L.P. is the sole member of Blackstone Intermediary Holdco L.L.C. Blackstone Advisory Services L.L.C. is the general partner of Blackstone Advisory Partners L.P. Blackstone Holdings I L.P. is the sole member of Blackstone Advisory Services L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings I L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. HFA, an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises funds and accounts. In such capacity, HFA has voting authority and dispositive discretion over the securities of TEGP described in the Schedule 13D that are owned by the funds and accounts advised by it. Except for the purpose of determining beneficial ownership under Section 13(d) of the Exchange Act HFA and the other reporting persons on the Schedule 13D each disclaims beneficial ownership of all securities reported as beneficially owned by HFA in the Schedule 13D. None of the reporting persons on the Schedule 13D has any pecuniary interest in the securities reported as beneficially owned by HFA in the Schedule 13D, as such term is used for purposes of Section 16 of the Exchange Act. Neither the filing of the Schedule 13D nor any of its contents shall be deemed to constitute an admission that any of the reporting persons is the beneficial owner of the securities referred to in the Schedule 13D for purposes of Section 13(d) or Section 16 of the Exchange Act or for any other purpose. The business address for HFA and Harvest Fund Holdco L.P. is 100 W. Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087. The business address for the affiliated Blackstone entities is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(11)
As reported on Schedule 13G filed with the SEC on February 13, 2017. Consists of Class A shares for which Capital World Investors is deemed to be the beneficial owner of as a result of Capital World Investors acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The business address for this person is 333 South Hope Street, Los Angeles, CA 90071.

(12)
As reported on Schedule 13G filed with the SEC on February 14, 2017. Tortoise Capital Advisors, L.L.C. (“TCA”) acts as an investment advisor to certain investment companies registered under the Investment Company Act of 1940.  TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies.  However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owner under Rule 13d-3 of the Act, of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA.  Thus, TCA has reported on the Schedule 13G that it shares voting power and dispositive power over the securities owned of record by these investment companies.  TCA also acts as an investment adviser to certain managed accounts.  Under contractual agreements with these managed account clients, TCA, with respect to the securities held in these client accounts, has investment and voting power with respect to certain of these client accounts, and has investment power but no voting power with respect to certain other of these client accounts.  TCA has reported on the Schedule 13G that it shares voting and/or investment power over the securities held by these client managed accounts despite a delegation of voting and/or investment power to TCA because the clients have the right to acquire investment and voting power through termination of their agreements with TCA. TCA may be deemed the beneficial owner of the securities covered by the Schedule 13G under Rule 13d-3 of the Act that are held by its clients. The business address for this person is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(13)
Consists of (i) 30,820,458 Class B shares held of record by Tallgrass KC, (ii) 281,171 Class B shares held indirectly through the David G. Dehaemers, Jr. Revocable Trust, dated April 26, 2006 (the “Dehaemers Trust”), for which Mr. Dehaemers serves as Trustee and (iii) 550,630 Class A shares held indirectly through the Dehaemers Trust. Mr. Dehaemers has sole voting and dispositive power with respect to the shares held by Tallgrass KC; however, he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(14)
Consists of 2,807,531 Class B shares held of record by Tallgrass KC. Mr. Moler indirectly holds a membership interest in Tallgrass KC through the William R. Moler Revocable Trust U.T.A. dated August 27, 2013, for which Mr. Moler serves as Trustee, that includes 2,807,531 TEGP Tracking Units. Pursuant to Tallgrass KC's limited liability company agreement, Mr. Moler is permitted to exchange his TEGP Tracking Units in Tallgrass KC for an equivalent number of Class A shares of TEGP.

(15)
Consists of (i) 2,183,636 Class B shares held of record by Tallgrass KC and (iii) 20,950 Class A shares held indirectly through the Brauchle Revocable Trust, under a trust agreement dated April 10, 2014, for which Mr. Brauchle serves as a

Trustee (the “Brauchle Trust”). Mr. Brauchle indirectly holds a membership interest in Tallgrass KC through the Brauchle Trust, that includes 2,183,636 TEGP Tracking Units. Pursuant to Tallgrass KC's limited liability company agreement, Mr. Brauchle is permitted to exchange his TEGP Tracking Units in Tallgrass KC for an equivalent number of Class A shares of TEGP.

(16)
Consists of 311,948 Class B shares held of record by Tallgrass KC. Mr. Jones holds a membership interest in Tallgrass KC that includes 311,948 TEGP Tracking Units. Pursuant to Tallgrass KC's limited liability company agreement, Mr. Jones is permitted to exchange his TEGP Tracking Units in Tallgrass KC for an equivalent number of Class A shares of TEGP.

(17)
Consists of (i) 46,386,232 Class B shares held of record by Tallgrass Holdings, LLC and (ii) 235,000 Class A shares held directly by John T. Raymond. The manager of Tallgrass Holdings, LLC is EMG Fund II Management, LP. EMG Fund II Management, LP’s general partner is EMG Fund II Management, LLC. John T. Raymond, who serves as one of our directors, is the sole member of EMG Fund II Management, LLC and as such, has sole voting and dispositive power with respect to the shares held by Tallgrass Holdings, LLC; however, he disclaims beneficial ownership of those shares except to the extent of his indirect pecuniary interest therein.

Ownership of Tallgrass Energy Partners, LP
The following table sets forth, as of February 9, 2018, the number of common units of TEP owned by each person who is known to us to beneficially own more than 5% of the common units of TEP (calculated in accordance with Rule 13d-3), each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group. Unless otherwise noted, the address of each beneficial owner named in the chart below is 4200 W. 115th Street, Suite 350, Leawood, Kansas 66211, Attn: General Counsel.

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned (2)
Tallgrass Energy Holdings (3)	25,619,218	35%
Tortoise Capital Advisors, L.L.C. (4)	7,206,390	9.84%
Funds advised by ALPS Advisors, Inc. (5)	3,910,660	5.34%
Salient Capital Advisors, LLC (6)	3,700,374	5.06%
David G. Dehaemers, Jr. (7)	573,206	*
William R. Moler (8)	47,761	*
Gary J. Brauchle (9)	62,113	*
Christopher R. Jones	20,615	*
Gary D. Watkins	17,893	*
Frank J. Loverro	—	—
Stanley de J. Osborne	—	—
Jeffrey A. Ball	20,000	*
John T. Raymond	100,000	*
Roy N. Cook	52,000	*
Terrance D. Towner	25,000	*
Jeffrey R. Armstrong	3,000	*
All directors and executive officers as a group (12 persons)	921,588	1.26%

*	Less than 1%.

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

(2)	Based on 73,199,753 TEP common units outstanding as of February 9, 2018.

(3)
Consists of common units held of record by Tallgrass Equity. Tallgrass Energy Holdings is the sole member of TEGP Management, LLC, TEGP's general partner. TEGP is the managing member of Tallgrass Equity. As such, Tallgrass Energy Holdings has the sole voting and dispositive power with respect to the common units owned by Tallgrass Equity. Tallgrass Energy Holdings is controlled by its board of directors, which currently consists of the following: David G. Dehaemers, Jr.,

William R. Moler, Frank J. Loverro, Stanley de J. Osborne, Jeffrey A. Ball and John T. Raymond. Each of the members of the board of directors of Tallgrass Energy Holdings may be deemed to beneficially own the common units owned by Tallgrass Equity; however, each disclaims beneficial ownership.

(4)
As reported on Schedule 13G filed with the SEC on July 7, 2017. Tortoise Capital Advisors, L.L.C. (“TCA”) acts as an investment advisor to certain investment companies registered under the Investment Company Act of 1940.  TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies.  However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owner under Rule 13d-3 of the Act, of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA.  Thus, TCA has reported on the Schedule 13G that it shares voting power and dispositive power over the securities owned of record by these investment companies.  TCA also acts as an investment adviser to certain managed accounts.  Under contractual agreements with these managed account clients, TCA, with respect to the securities held in these client accounts, has investment and voting power with respect to certain of these client accounts, and has investment power but no voting power with respect to certain other of these client accounts.  TCA has reported on the Schedule 13G that it shares voting and/or investment power over the securities held by these client managed accounts despite a delegation of voting and/or investment power to TCA because the clients have the right to acquire investment and voting power through termination of their agreements with TCA. TCA may be deemed the beneficial owner of the securities covered by the Schedule 13G under Rule 13d-3 of the Act that are held by its clients. The business address for this person is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(5)
As reported on Schedule 13G filed with the SEC on February 6, 2018. ALPS Advisors, Inc. (“AAI”), an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to investment companies registered under the Investment Company Act of 1940 (collectively referred to as the “AAI Funds”). In its role as investment advisor, AAI has voting and/or investment power over the securities of TEP that are owned by the AAI Funds, and may be deemed to be the beneficial owner of the shares of TEP held by the AAI Funds. However, all securities reported in this schedule are owned by the AAI Funds. AAI disclaims beneficial ownership of such securities. In addition, the filing of the Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934. Alerian MLP ETF, which beneficially owns 3,887,310 common units, is an investment company registered under the Investment Company Act of 1940 and is one of the AAI Funds to which AAI provides investment advice. The business address for AAI and Alerian MLP ETF is 1290 Broadway, Suite 110, Denver, Colorado 80203.

(6)
As reported on Schedule 13G filed with the SEC on January 18, 2018. Consists of common units of record by Salient Capital Advisors, LLC. The business address for this person is 4265 San Felipe, 8th Floor, Houston, TX 77027.

(7)	David G. Dehaemers, Jr. indirectly owns the common units through the David G. Dehaemers, Jr. Revocable Trust, dated April 26, 2006, for which Mr. Dehaemers serves as Trustee.

(8)	William R. Moler indirectly owns the common units through the William R. Moler Revocable Trust, under a trust agreement dated August 29, 2013, for which Mr. Moler serves as Trustee.

(9)	Gary J. Brauchle indirectly owns the common units through the Brauchle Revocable Trust, under trust agreement dated April 10, 2014, for which Mr. Brauchle serves as a Trustee.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A shares that may be issued under equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average grant date fair value of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	224,998	$25.91	2,909,589
Equity compensation plans not approved by security holders (2)	—	$—	—
Total	224,998	$25.91	2,909,589

(1)
Amounts shown represent equity participation share awards outstanding under the TEGP LTIP as of December 31, 2017. The outstanding awards will be settled in Class A shares pursuant to the terms of the award agreements and are not subject to an exercise price.

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
Our sole asset is Tallgrass Equity units representing 31.43% of the membership interests in Tallgrass Equity, which directly owns (i) 25,619,218 TEP common units, representing an approximate 34.60% limited partner interest in TEP as of February 13, 2018, (ii) all of the membership interests of TEP GP, and (iii) a 25.01% membership interest in Rockies Express. TEP GP owns all the TEP IDRs and 834,391 general partner units, representing an approximate 1.13% general partner interest in TEP as of February 13, 2018.
Before the completion of the TEGP IPO in May 2015, Tallgrass Equity, formerly known as Tallgrass GP Holdings, LLC, was a privately held limited liability company that owned the general partners of Tallgrass Development and TEP. In connection with the completion of the TEGP IPO, the following transactions were effected:

•
Tallgrass Equity distributed its interests in Tallgrass Energy Holdings and Tallgrass Energy Holdings distributed its existing limited partner interest in TEGP, respectively, to certain of the Exchange Right Holders. Tallgrass Energy Holdings is the owner of our general partner and is the general partner of Tallgrass Development;

•	We issued 47,725,000 Class A shares to the public for approximately $1.3 billion of net proceeds;

•	The limited partner interests in TEGP held by certain of the Exchange Right Holders were converted into 109,504,440 Class B shares;

•
Tallgrass Equity issued a 30.35% membership interest in Tallgrass Equity to us in exchange for the $1.3 billion net proceeds from the issuance of our Class A shares to the public and the limited liability company agreement of Tallgrass Equity was amended to provide that we are the managing member of Tallgrass Equity; and

•
Tallgrass Equity entered into a $150 million revolving credit facility and borrowed $150 million thereunder, and used the aggregate proceeds from these borrowings together with the net proceeds from the TEGP IPO that Tallgrass Equity received from us, to purchase 20 million TEP common units from Tallgrass Development at $47.68 per TEP common unit and pay offering expenses and other transaction costs. Tallgrass Equity distributed the remaining proceeds to certain of the Exchange Right Holders.

Limited Liability Company Agreement of Tallgrass Equity
In accordance with the Tallgrass Equity limited liability company agreement, the net profits and net losses of Tallgrass Equity will generally be allocated to the holders of Tallgrass Equity units on a pro rata basis in accordance with their relative number of Tallgrass Equity units held. Accordingly, net profits and losses of Tallgrass Equity are currently allocated 31.43% to us and 68.57% to the Exchange Right Holders. If we cause a distribution to be made, such distribution will be made to the holders of Tallgrass Equity units on a pro rata basis in accordance with their relative number of Tallgrass Equity units held.
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
For the years ended December 31, 2017, 2016 and 2015, Tallgrass Equity reimbursed Tallgrass Management and its affiliates $2.0 million, $2.0 million, and $1.3 million, respectively, pursuant to the TEGP Omnibus Agreement.

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
Registration Rights Agreement
In connection with the closing of the TEGP IPO, we entered into a shareholder and registration rights agreement, which we refer to as the registration rights agreement, with certain of the Exchange Right Holders. Pursuant to the registration rights agreement, we agreed to register the resale of 109,504,440 Class A shares issuable upon exercise of the Exchange Right, or the Registrable Securities, held by the Exchange Right Holders or any of their permitted transferees to the registration rights agreement under certain circumstances.
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
We have also agreed to register the 27,554,785 Class A shares issuable upon the exercise of the Exchange Right with respect to the 27,554,785 units and Class B Shares, respectively, issued in connection with the acquisition of the 25.01% membership interest in Rockies Express and the 5,619,218 additional TEP common units acquired by Tallgrass Equity on February 7, 2018.
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
Other Transactions
On February 7, 2018, Tallgrass Development merged into Tallgrass Development Holdings, a wholly-owned subsidiary of Tallgrass Equity, and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TEGP and Tallgrass Equity issued 27,554,785 unregistered TEGP Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of Tallgrass Development.
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
Distributions of available cash to TEP GP and its affiliates. TEP will generally make distributions of available cash to common unitholders pro rata (including Tallgrass Equity as the holder of an aggregate of 25,619,218 TEP common units) and to TEP GP as follows: (1) an approximate 1.13% general partner interest with respect to its general partner units and (2) as distributions of available cash exceed the MQD and other higher target levels specified in TEP's partnership agreement, increasing percentages of distributions with respect to its IDRs, up to 48% of the distributions above the highest target level. Assuming TEP has sufficient available cash to pay the full MQD on all of its outstanding units for four quarters, TEP GP and its affiliates would receive an annual distribution of approximately $1.0 million on their general partner units and approximately $30.4 million on their common units based on their ownership as of February 8, 2018. TEP has distributed available cash in excess of the MQD since the quarterly period ending September 30, 2013.
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
Omnibus Agreement
Upon the closing of the TEP IPO, TEP entered into an Omnibus Agreement with Tallgrass Development Holdings (as successor to Tallgrass Development), Tallgrass Energy Holdings, and TEP GP, which we refer to as the TEP Omnibus Agreement, that governs TEP's relationship with them regarding the following matters:

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

•
TEP's right of first offer to acquire certain assets owned by Tallgrass Development Holdings, which currently only includes the 25.01% membership interest in Rockies Express, if Tallgrass Development Holdings decides to sell such assets to a non-affiliate.

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

For the years ended December 31, 2016, 2015 and 2014, TEP reimbursed Tallgrass Energy Holdings $41.9 million, $40.9 million, and $37.9 million, respectively, pursuant to the TEP Omnibus Agreement.
Indemnification. Under the terms of the TEP Omnibus Agreement, Tallgrass Development Holdings is required to indemnify TEP from liabilities arising out of any federal, state and local income tax liabilities attributable to the ownership and operation of the assets contributed to us in connection with TEP's IPO until 60 days after the applicable statute of limitations. Tallgrass Development Holdings also agreed to use commercially reasonable efforts to obtain indemnification from Kinder Morgan for losses suffered or incurred by TEP with respect to the assets contributed to TEP as part of the TEP IPO, to the extent that Kinder Morgan is obligated to indemnify Tallgrass Development Holdings under the purchase and sale agreement pursuant to which Tallgrass Development Holdings acquired the contributed assets and remit any proceeds received from Kinder Morgan pursuant to such indemnification obligations to TEP. Kinder Morgan's indemnity obligations under the Kinder Morgan purchase agreement generally survived through February 13, 2014, although certain specified indemnities last for longer periods of time. Under the TEP Omnibus Agreement, TEP has agreed to indemnify Tallgrass Development Holdings for events and conditions associated with the operation of the contributed assets that occur on or after the closing of TEP's IPO.
Right of First Offer. Under the terms of the TEP Omnibus Agreement, Tallgrass Development Holdings has granted TEP a right of first offer, for so long as Tallgrass Development Holdings or its affiliates, individually or as part of a group, control TEP GP, on (i) the 25.01% membership interest in Rockies Express owned by Tallgrass Development Holdings and (ii) any assets that are hereafter developed, constructed or acquired by Tallgrass Development Holdings or its subsidiaries (excluding TEP and its subsidiaries) for the purpose of processing natural gas in Natrona, Converse or Campbell counties in Wyoming, which we refer to collectively as the ROFO Assets. If Tallgrass Development Holdings or any of its affiliates decide to attempt to sell (other than to an affiliate of Tallgrass Development Holdings, excluding TEP and its subsidiaries) a ROFO Asset, Tallgrass Development Holdings or its affiliate will notify TEP in advance and, prior to selling such ROFO Asset to a third party, will negotiate with TEP exclusively and in good faith for a period of 45 days in order to give TEP an opportunity to enter into definitive documentation for the purchase and sale of such ROFO Asset on terms that are mutually acceptable to Tallgrass Development Holdings or its affiliate and TEP. If TEP and Tallgrass Development Holdings or its affiliate have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such ROFO Asset within such 45-day period, Tallgrass Development Holdings or its affiliate will have the right to sell such ROFO Asset to a third party following the expiration of such 45-day period on any terms that are acceptable to Tallgrass Development Holdings or its affiliate and such third party. TEP's decision to acquire or not to acquire a ROFO Asset pursuant to this right will require the approval of the conflicts committee of the board of directors of TEP GP.
Amendment and Termination. The TEP Omnibus Agreement can be amended by written agreement of all parties to the agreement. However, TEP may not agree to any amendment or modification that would, in the determination of TEP GP, be adverse in any material respect to the holders of TEP's common units without the prior approval of the conflicts committee. In the event of (i) a "change in control" (as defined in the TEP Omnibus Agreement) of the partnership or (ii) the removal of Tallgrass MLP GP, LLC as TEP's general partner in circumstances where "cause" (as defined in TEP's partnership agreement) does not exist and the common units held by TEP GP and its affiliates were not voted in favor of such removal, the TEP Omnibus Agreement (other than the indemnification and reimbursement provisions therein) will be terminable by Tallgrass Development Holdings, and TEP will have a 90-day transition period to cease TEP's use of the name "Tallgrass" and related marks.
Acquisitions from Tallgrass Development
Effective September 1, 2014, TEP acquired a 33.3% membership interest in Pony Express, from Tallgrass Development for total consideration of approximately $600 million pursuant to that certain Contribution and Transfer Agreement by and between Tallgrass Development, Pony Express, Tallgrass Operations, LLC ("Tallgrass Operations") and TEP. At closing, TEP entered into a Second Amended and Restated Limited Liability Company Agreement of Pony Express effective September 1, 2014 with Tallgrass Development and Pony Express, which provided TEP a minimum quarterly preference payment of $16.65 million through the quarter ending September 30, 2015 with distributions thereafter shared in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement. In connection with the transaction, Pony Express entered into a Cash Management Agreement effective August 27, 2014, under which cash balances were swept daily and recorded as loans from Pony Express to Tallgrass Development. $270 million of the total consideration was subsequently swept to Tallgrass Development and was recorded as a related party loan which accrued interest at Tallgrass Development's incremental borrowing rate. As of September 1, 2014, balances lent to Tallgrass Development under the cash management agreement were classified as related party receivables on TEP's consolidated balance sheet and were cash settled.

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
Effective January 1, 2016, TEP acquired an additional 31.3% membership interest in Pony Express from Tallgrass Development for total cash consideration of approximately $475 million and the issuance of 6,518,000 TEP common units, which TEP common units are subject to a call option granted by Tallgrass Operations in favor of TEP, pursuant to that certain Contribution and Transfer Agreement by and between Tallgrass Development, Tallgrass Operations and TEP. In July 2016, October 2016 and on February 1, 2017, TEP exercised the call option granted by Tallgrass Development covering 3,563,146, 1,251,760 and 1,703,094 common units, respectively. These common units were deemed canceled upon the exercise of the call option and as of such exercise date were no longer issued and outstanding. As of February 13, 2018, no common units remained subject to the call option.
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
Effective March 31, 2017, TEP acquired an additional 24.99% membership interests in Rockies Express from Tallgrass Development for cash consideration of $400 million, pursuant to that certain Purchase and Sale Agreement by and between us and Rockies Express Holdings, LLC, a wholly-owned subsidiary of Tallgrass Development, and for certain limited purposes, Tallgrass Development.
Effective February 1, 2018, TEP acquired the remaining 2% membership interest in Pony Express, along with administrative assets consisting primarily of information technology assets, from Tallgrass Development for cash consideration of approximately $60 million, bringing its aggregate membership interest in Pony Express to 100%.
Competition
Under TEP's partnership agreement, Tallgrass Energy Holdings and its affiliates are expressly permitted to compete with TEP. Tallgrass Energy Holdings and any of its affiliates, including EMG and Kelso, may acquire, construct or dispose of additional transportation, storage, terminalling and processing or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Contracts with Affiliates
Pony Express is party to a terminal lease and operating agreement with Tallgrass Sterling Terminal, LLC ("Sterling Terminal"), which was an indirect wholly-owned subsidiary of Tallgrass Development prior to TEP's acquisition in January 2017. Pursuant to such agreement, Pony Express leases approximately 1.3 million barrels of crude oil storage and Sterling Terminal provides associated crude oil terminalling services. Pony Express pays Sterling Terminal a fixed monthly charge of $942,000 per month, plus a volumetric charge of $0.07 per barrel for each barrel delivered to the terminal in excess of 9,424,000 per month, subject in both cases to an annual 2% escalator. The initial five-year term of the agreement expires in May 2020. Pony Express made lease payments to Sterling Terminal of $11.7 million, $11.5 million and $7.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to the agreement.
In May 2016, Pony Express entered into an electric service master meter agreement with Terminals, which was an indirect wholly-owned subsidiary of Tallgrass Development prior to our acquisition in January 2017. Pursuant to such agreement, Terminals receives electric power from Pony Express at the Sterling Terminal. Terminals pays Pony Express for its usage based on the charges incurred by Pony Express from its third-party electric service provider. Terminals made payments to Pony Express under the agreement of $0.4 million during the years ended December 31, 2017 and 2016.
Other Transactions
On January 2, 2018, Terminals entered into an agreement to acquire a 51% membership interest in the Pawnee Terminal from Zenith Energy Terminals Holdings, LLC for cash consideration of approximately $31 million, subject to working capital adjustments. Terminals expects the transaction to close in the first quarter of 2018, subject to certain closing conditions. Jeff Armstrong, who is on the board of directors of TEP GP, is the Chief Executive Officer of Zenith Energy Terminals Holdings, LLC. Kelso owns an indirect equity interest in Zenith Energy Terminals Holdings, LLC.
Item 14. Principal Accounting Fees and Services
We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in TD's general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2017	2016
	(in thousands)
Audit fees (1)	$1,843	$2,040
Audit related fees (2)	—	—
Tax fees (3)	611	454
Total	$2,454	$2,494

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
All services provided by our independent registered public accountant are subject to pre-approval by the audit committee of our general partner. The audit committee of our general partner is informed of each engagement of the independent registered public accountant to provide services under the policy. The audit committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent registered public accounting firm, including all services rendered for the year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1)    Financial Statements
Consolidated Financial Statements included in this Item 15:
Financial Statements of Rockies Express Pipeline LLC

FINANCIAL STATEMENTS

ROCKIES EXPRESS
PIPELINE LLC

For the years ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Rockies Express Pipeline LLC

We have audited the accompanying financial statements of Rockies Express Pipeline LLC, which comprise the balance sheets as of December 31, 2017 and 2016, and the related statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2017.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockies Express Pipeline LLC as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As described in Note 6 to the financial statements, the Company has significant transactions with related parties. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 13, 2018

ROCKIES EXPRESS PIPELINE LLC
BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25.7	$118.4
Accounts receivable, net	75.8	59.4
Regulatory assets	10.9	12.3
Gas imbalances	6.3	2.6
Other current assets	3.7	3.0
Total Current Assets	122.4	195.7
Property, plant and equipment, net	5,939.2	6,063.7
Deferred charges and other assets	11.8	15.6
Total Noncurrent Assets	5,951.0	6,079.3
Total Assets	$6,073.4	$6,275.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$20.3	$38.1
Accrued interest	56.3	56.3
Accrued taxes	60.0	67.7
MFN revenue sharing liability	9.3	9.4
Current portion of long-term debt	550.0	—
Construction advances	6.8	11.7
Accrued other current liabilities	11.3	4.9
Total Current Liabilities	714.0	188.1
Long-term Liabilities and Deferred Credits:
Long-term debt	2,014.8	2,561.7
Other long-term liabilities and deferred credits	34.5	95.2
Total Long-term Liabilities and Deferred Credits	2,049.3	2,656.9

Commitments and Contingencies

Members' Equity:
Members' equity	3,310.1	3,430.0
Total Liabilities and Members' Equity	$6,073.4	$6,275.0

The accompanying notes are an integral part of these financial statements.

ROCKIES EXPRESS PIPELINE LLC
STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Revenues:
Transportation services	$839.6	$715.1	$779.0
Natural gas sales	9.6	—	2.1
Total Revenues	849.2	715.1	781.1
Operating Costs and Expenses:
Cost of transportation services	29.8	26.5	30.2
Cost of natural gas sales	7.3	—	2.3
Operations and maintenance	25.3	24.8	21.2
Depreciation and amortization	218.4	204.3	199.4
General and administrative	30.5	39.9	26.7
Taxes, other than income taxes	65.3	71.9	73.9
Total Operating Costs and Expenses	376.6	367.4	353.7
Operating Income	472.6	347.7	427.4

Other (Expense) Income:
Interest expense, net	(168.0)	(158.6)	(170.1)
Gain on litigation settlement	150.0	61.7	—
Other income, net	3.4	27.7	6.6
Total Other Expense, net	(14.6)	(69.2)	(163.5)
Net Income to Members	$458.0	$278.5	$263.9

The accompanying notes are an integral part of these financial statements.

ROCKIES EXPRESS PIPELINE LLC
STATEMENTS OF MEMBERS' EQUITY

	Total	Rockies Express Holdings, LLC	TEP REX Holdings, LLC	Sempra REX Holdings, LLC	P66 REX LLC
	(in millions)
Members' Equity:
Balance at January 1, 2015	$2,820.2	$1,410.0	$—	$705.1	$705.1
Net Income to Members	263.9	131.9	—	66.0	66.0
Contributions from Members	733.1	366.5	—	183.3	183.3
Distributions to Members	(499.0)	(249.4)	—	(124.8)	(124.8)
Balance at December 31, 2015	$3,318.2	$1,659.0	$—	$829.6	$829.6
Net Income to Members	278.5	139.3	42.6	27.0	69.6
Contributions from Members	304.9	152.5	50.0	26.2	76.2
Distributions to Members	(471.6)	(235.8)	(75.9)	(42.0)	(117.9)
Transfer of equity interest	—	—	840.8	(840.8)	—
Balance at December 31, 2016	$3,430.0	$1,715.0	$857.5	$—	$857.5
Net Income to Members	458.0	131.1	212.4	—	114.5
Contributions from Members	92.0	29.7	39.3	—	23.0
Distributions to Members	(669.9)	(197.6)	(304.8)	—	(167.5)
Transfer of equity interest (see Note 1)	—	(850.3)	850.3	—	—
Balance at December 31, 2017	$3,310.1	$827.9	$1,654.7	$—	$827.5

The accompanying notes are an integral part of these financial statements.

ROCKIES EXPRESS PIPELINE LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Operating Activities:
Net income to Members	$458.0	$278.5	$263.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	223.7	209.6	204.8
Changes in components of working capital:
Accounts receivable	(25.4)	28.2	(23.8)
Current regulatory assets and liabilities, net	3.4	(12.5)	(10.2)
Accounts payable	(7.0)	12.2	3.7
Accrued taxes	(7.6)	(0.6)	3.7
Other current assets and liabilities	—	(0.7)	(0.9)
Return of customer deposits	(55.7)	—	—
Receipt of customer deposits	5.8	52.9	32.2
Other operating, net	1.1	(22.5)	(3.0)
Net Cash Provided by Operating Activities	596.3	545.1	470.4
Cash Flows from Investing Activities:
Capital expenditures	(108.9)	(305.7)	(281.9)
Other investing, net	(2.2)	(2.3)	(1.9)
Net Cash Used in Investing Activities	(111.1)	(308.0)	(283.8)
Cash Flows from Financing Activities:
Distributions to Members	(669.9)	(471.6)	(499.0)
Contributions from Members	92.0	304.9	733.1
Repayment of debt	—	—	(450.0)
Payments for deferred financing costs	—	—	(0.7)
Net Cash Used in Financing Activities	(577.9)	(166.7)	(216.6)
Net Change in Cash and Cash Equivalents	(92.7)	70.4	(30.0)
Cash and Cash Equivalents, beginning of period	118.4	48.0	78.0
Cash and Cash Equivalents, end of period	$25.7	$118.4	$48.0
Supplemental Disclosures:
Cash payments for interest, net	$(164.9)	$(155.6)	$(170.7)
Schedule of Noncash Investing and Financing Activities:
Increase in accrual for payment of property, plant and equipment	$—	$—	$8.4

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

The member interests and voting rights in Rockies Express as of December 31, 2017 are as follows:

•	49.99% - TEP REX Holdings, LLC ("TEP REX"), an indirect wholly owned subsidiary of Tallgrass Energy Partners, LP ("TEP");

•	25.01% - Rockies Express Holdings, LLC ("REX Holdings"), an indirect wholly owned subsidiary of Tallgrass Development, LP ("TD"); and

•	25% - P66REX LLC, a wholly owned subsidiary of Phillips 66.
On March 31, 2017, TEP, TD, and REX Holdings, entered into a definitive Purchase and Sale Agreement, pursuant to which TEP acquired an additional 24.99% membership interest in Rockies Express from TD in exchange for cash consideration of $400 million. This transaction increased TEP’s aggregate membership interest in Rockies Express to 49.99%.
On February 7, 2018, Tallgrass Development Holdings, LLC ("Tallgrass Development Holdings") acquired REX Holdings and its 25.01% membership interest in Rockies Express as a result of the merger of TD into Tallgrass Development Holdings. Tallgrass Development Holdings is a wholly-owned subsidiary of Tallgrass Equity, LLC, which is the sole member of TEP's general partner.
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
Use of Estimates
Certain amounts included in or affecting these financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods it considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Cash and Cash Equivalents
Rockies Express considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at their estimated collectible amounts. Rockies Express makes periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a statistical analysis of historical defaults, and adjustments are recorded as necessary for changes in circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. Our allowance for doubtful accounts totaled $2.0 million at December 31, 2017 and 2016.
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
Accounting for Regulatory Activities
Rockies Express' regulated activities are accounted for in accordance with the "Regulated Operations" Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"). This Topic prescribes the circumstances in which the application of GAAP is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses to Rockies Express associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. Rockies Express recorded regulatory assets of approximately $10.9 million and $12.3 million at December 31, 2017 and 2016, respectively, and regulatory liabilities of approximately $2.0 million and $10,000 at December 31, 2017 and 2016, respectively. Regulatory assets and liabilities at December 31, 2017 and 2016 were primarily attributable to the fuel tracker discussed in "Fuel Recovery Mechanism" above. For additional details see Note 9 – Regulatory Matters.
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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost, which for constructed assets includes indirect costs such as payroll taxes, other employee benefits, allowance for funds used during construction and other costs directly related to the projects. Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized and depreciated over the remaining useful life of the asset or major asset component. Rockies Express also capitalizes certain costs directly related to the construction of assets, including internal labor costs, interest and engineering costs.
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
Depreciation and Amortization
Depreciation is computed based on the straight-line method over the estimated useful lives of property, plant and equipment. The annual composite rate of depreciation for the years ended December 31, 2017, 2016, and 2015 was 2.86%.
Allowance for Funds Used During Construction
Included in the cost of "Property, plant and equipment, net" on the accompanying balance sheets is an allowance for funds used during construction ("AFUDC"). AFUDC represents the estimated cost of debt, from borrowed funds, or the estimated cost of capital, from equity funds, during the construction period. During the years ended December 31, 2017, 2016, and 2015, Rockies Express recognized AFUDC associated with the estimated cost of capital from equity funds of approximately $0.5 million, $24.8 million, and $6.5 million, respectively, recorded as "Other income, net" on the accompanying statements of income.
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
Deferred Financing Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized over the related financing period using the effective interest method. Deferred financing costs associated with long-term debt are presented as a reduction to the corresponding debt on the accompanying balance sheets. Deferred financing costs associated with revolving credit facilities or lines of credit are classified as noncurrent assets on the accompanying balance sheets.

Deferred Charges and Deferred Credits
Rockies Express has $2.5 million remaining of an initial $20.0 million deferred charge and deferred credit relating to a customer contract. The deferred charge is being amortized using a straight-line-method over the life of the related contract. Amortization of the deferred charge for each of the years ended December 31, 2017, 2016, and 2015 was $2.0 million and is included within transportation services revenues in the accompanying statements of income. The deferred credit is payable over a period of 10 years.
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
Fair Value
Fair value, as defined in the fair value measurement accounting guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. The fair value measurement accounting guidance requires that Rockies Express make assumptions that market participants would use in pricing an asset or liability based on the best information available. These factors include nonperformance risk (the risk that an obligation will not be fulfilled) and credit risk of the reporting entity (for liabilities) and of the counterparty (for assets). The fair value measurement guidance prohibits the inclusion of transaction costs and any adjustments for blockage factors in determining the instruments' fair value. The principal or most advantageous market should be considered from the perspective of the reporting entity. The fair value of current financial assets and liabilities approximate their reported carrying amounts as of December 31, 2017 and 2016.
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

Management has completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2018. This approach allows Rockies Express to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to members' equity. Consolidated revenues presented in the comparative financial statements for periods prior to January 1, 2018 will not be revised.
On January 1, 2018, Rockies Express recorded a cumulative effect adjustment to equity of $125.2 million. The cumulative effect adjustment arose as a result of the allocation of the transaction price to a series of individual performance obligations in certain long-term transportation contracts with tiered-pricing arrangements. Rockies Express established a contract asset on January 1, 2018 that reflects the amount by which the revenue that would have been recognized pursuant to ASC 606 exceeds the actual cash collected from the customer for periods prior to implementation and will be reversed over the remaining term of the contract.
Rockies Express anticipates significant changes to its disclosures based on the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, Rockies Express continues to provide internal training and awareness related to the revised guidance to key stakeholders throughout the organization and evaluate business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.
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
Management is currently evaluating the impact of Rockies Express' pending adoption of the revised guidance. The status of its implementation is as follows:

•
Rockies Express management has formed an implementation team that meets to discuss implementation challenges, technical interpretations, industry-specific treatment of certain contract types, and project status.

•	Rockies Express management is in the process of gathering data and reviewing contracts in order to identify all impacted contracts.

•	Rockies Express management is evaluating the potential information technology and internal control changes that will be required for adoption based on the findings from its contract review process.

•	Rockies Express management plans to provide internal training and awareness related to the revised guidance to the key stakeholders throughout its organization.
The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period. Early application is permitted. Rockies Express is currently evaluating the impact of ASU 2016-02. While the SEC has indicated that it will not object to certain public business entities adopting the standard using the timeline otherwise afforded to private companies, Rockies Express expects to adopt the new standard on January 1, 2019.
3. Property, Plant and Equipment
Rockies Express' property, plant and equipment, net consisted of the following:

	December 31,
	2017	2016
	(in millions)
Natural gas pipelines	$7,661.2	$7,085.8
General and other	15.4	9.9
Construction work in progress	11.9	503.2
Accumulated depreciation and amortization	(1,749.3)	(1,535.2)
Total property, plant and equipment, net	$5,939.2	$6,063.7

Depreciation expense was approximately $218.4 million, $204.3 million and $199.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capitalized interest was $0.2 million, $9.3 million, and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
4. Financing
Debt
Total outstanding debt as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in millions)
6.85% senior notes due July 15, 2018	$550.0	$550.0
6.00% senior notes due January 15, 2019	525.0	525.0
5.625% senior notes due April 15, 2020	750.0	750.0
7.50% senior notes due July 15, 2038	250.0	250.0
6.875% senior notes due April 15, 2040	500.0	500.0
Less: Unamortized debt discount and deferred financing costs	(10.2)	(13.3)
Total debt	2,564.8	2,561.7
Less: Current portion	(550.0)	—
Total long-term debt	$2,014.8	$2,561.7
Rockies Express Senior Notes
The senior notes issued by Rockies Express are redeemable in whole or in part, at Rockies Express' option at any time, at redemption prices defined in the associated indenture agreements.
All payments of principal and interest with respect to the fixed rate senior notes are the sole obligation of Rockies Express. Note holders have no recourse against Rockies Express' Members or their respective officers, directors, employees, shareholders, members, managers, unit holders or affiliates for any failure by Rockies Express to perform or comply with its obligations pursuant to the notes or the indenture. As of December 31, 2017, Rockies Express was in compliance with the covenants required under the senior notes.
Maturities of Debt
The scheduled maturities of Rockies Express' outstanding debt balances as of December 31, 2017 are summarized as follows (in millions):

Year	Scheduled Maturities
2018	$550.0
2019	525.0
2020	750.0
2021	—
2022	—
Thereafter	750.0
Total scheduled maturities	2,575.0
Unamortized debt discount and deferred financing costs	(10.2)
Total debt	$2,564.8
Rockies Express has senior notes scheduled to mature within one year of the issuance of these financial statements totaling $1.075 billion. Management has obtained a letter of support from the Members of Rockies Express confirming the Members’ intent and ability to provide Rockies Express with financial support through at least one year and a day beyond February 13, 2018 (the financial statement issuance date) to the extent that other sources of funding are not otherwise available to Rockies Express. This support from the Members effectively alleviates the risk surrounding the ability of Rockies Express to continue as a going concern.

Rockies Express Revolving Credit Facility
On October 1, 2015, Rockies Express entered into a $150 million senior unsecured revolving credit facility ("the revolving credit facility") with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders, which will mature on January 31, 2020. The revolving credit facility includes a $75 million sublimit for letters of credit and a $20 million sublimit for swing line loans and may be used for working capital and general company purposes. The revolving credit facility also contains an accordion feature whereby Rockies Express can increase the size of the credit facility to an aggregate of $200 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. As of December 31, 2017, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.
Borrowings under the credit facility bear interest, at Rockies Express' option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar rate, plus, in each case, an applicable margin. For borrowings bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After the first full fiscal quarter, the applicable margin ranges from 0.50% to 1.25% for base rate borrowings and 1.50% to 2.25% for reserve adjusted Eurodollar rate borrowings, based upon Rockies Express' total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which ranges from 0.20% to 0.45% based upon Rockies Express' total leverage ratio.
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
As of December 31, 2017, Rockies Express was in compliance with the covenants required under the revolving credit facility.
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
Fair Value
The following table sets forth the carrying amount and fair value of Rockies Express' debt, which is not measured at fair value in the accompanying balance sheets as of December 31, 2017 and 2016, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in millions)
December 31, 2017	$—	$2,752.1	$—	$2,752.1	$2,564.8
December 31, 2016	$—	$2,684.9	$—	$2,684.9	$2,561.7

The debt is carried at amortized cost, net of deferred financing costs. The estimated fair value of Rockies Express' outstanding private placement debt is based upon quoted market prices adjusted for illiquid markets. Rockies Express is not aware of any factors that would significantly affect the estimated fair value subsequent to December 31, 2017.
5. Members' Equity
During the years ended December 31, 2017, 2016, and 2015, Rockies Express made distributions to Members of $669.9 million, $471.6 million, and $499.0 million, respectively. The distributions paid by Rockies Express during the year ended December 31, 2017 included a distribution of the proceeds from the Ultra settlement discussed in Note 10 – Legal and Environmental Matters.
During the years ended December 31, 2017, 2016, and 2015, Rockies Express received contributions from Members of $92.0 million, $304.9 million, and $733.1 million, respectively. Contributions from Members during the years ended December 31, 2017 and 2016 were primarily used to fund the construction and other costs of the Zone 3 Capacity Enhancement project, as discussed in Note 9 – Regulatory Matters. Contributions from Members during the year ended December 31, 2015 were used to repay the 2015 Notes, as discussed in Note 4 – Financing, fund the construction and other costs of the Zone 3 East-to-West Project facilities and the Zone 3 Capacity Enhancement project and remaining costs associated with the Seneca Lateral Project facilities, and to increase cash on hand for working capital needs.
Additional contributions and distributions were made subsequent to December 31, 2017. For details see Note 11 – Subsequent Events.
6. Related Party Transactions
Rockies Express has an operating agreement with Tallgrass NatGas Operator, LLC ("NatGas"), a subsidiary of TEP, under which NatGas provides and bills Rockies Express for various services at cost including employee labor costs, information technology services, employee health and retirement benefits, and insurance for property and casualty risks. In addition, NatGas receives a management oversight fee in the amount of 1% of Rockies Express' earnings before interest, taxes, depreciation, and amortization. Rockies Express' practice is to settle receivable and payable balances that exist with affiliates in the following month.
Totals of significant transactions with affiliated companies are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Revenues: Transportation services (1)	$—	$14.4	$10.8
Charges from TD:
Compensation, benefits and other charges	$18.6	$20.6	$18.5
General and administrative charges from affiliate	$8.9	$9.4	$8.6
Management Fees:
Tallgrass NatGas Operator, LLC	$8.5	$6.2	$6.3

(1)	Transportation services revenue for the years ended December 31, 2016 and 2015 is primarily from Sempra Energy prior to the May 6, 2016 sale of Sempra Energy's ownership to TEP REX.
Balances with affiliated companies included in the accompanying balance sheets are as follows:

	December 31,
	2017	2016
	(in millions)
Payables to affiliated companies:
TD	$2.3	4.5
TEP	1.3	0.6
Total payables to affiliated companies	$3.6	$5.1

Gas imbalances with affiliated shippers are as follows:

	December 31,
	2017	2016
	(in millions)
Affiliate gas imbalance receivables	$0.4	$—
Affiliate gas imbalance payables	$—	$0.2
7. Commitments and Contingent Liabilities
Leases
Total rental expense under operating leases was $29.2 million for the years ended December 31, 2017, 2016, and 2015. Future minimum commitments related to these leases as of December 31, 2017 are as follows (in millions):

Year	Future Minimum Lease Payments
2018	$29.2
2019	29.2
2020	29.2
2021	29.2
2022	29.2
Thereafter	146.0
Total	$292.0
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
Capital Expenditures
Approximately $7.7 million of Rockies Express' capital expenditure budget for 2018 had been committed for purchases of property, plant and equipment at December 31, 2017.
8. Major Customers
During 2017, three non-affiliated shippers accounted for $169.4 million (20%), $111.9 million (13%), and $101.3 million (12%), respectively of Rockies Express' total revenues. During 2016, four non-affiliated shippers accounted for $164.8 million (23%), $82.9 million (12%), $71.4 million (10%), and $70.4 million (10%), respectively of Rockies Express' total revenues. During 2015, three non-affiliated shippers accounted for $187.6 million (24%), $163.0 million (21%), and $104.6 million (13%), respectively of Rockies Express' total revenues. Rockies Express attempts to mitigate credit risk by seeking collateral or financial guarantees and letters of credit from customers.
9. Regulatory Matters
There are no regulatory proceedings challenging the transportation rates of Rockies Express. Rockies Express has made certain regulatory filings with the FERC, including the following:
Petition for Declaratory Order – FERC Docket No. RP13-969-000
In June 2013, in Docket No. RP13-969-000, Rockies Express filed with the FERC a Petition for Declaratory Order which sought a ruling that the "most favored nations" or "MFN" provisions contained in Rockies Express' negotiated rate agreements ("NRAs") with its Foundation and Anchor Shippers would not prevent Rockies Express from providing firm transportation service at rates lower than Foundation and Anchor Shippers' rates that (1) have an east-to-west primary path; (2) are for a term of one year or longer; and (3) are limited to service in one rate zone and therefore do not utilize all of the same facilities or rate zones as the service provided pursuant to the Foundation and Anchor Shipper NRAs. In November 2013, the FERC issued a declaratory order finding that the potential transactions would not trigger the MFN rights of Rockies Express’ Foundation and Anchor Shippers. Various parties filed requests for rehearing of the FERC’s declaratory order.

In September 2014 and December 2015, the FERC accepted amended contracts with the shippers holding MFN rights on Rockies Express, which reflect the terms of settlements between these shippers and Rockies Express. The settlements provide additional clarity with respect to the applicability of the settling shippers' MFN rights, sharing by Rockies Express of certain transportation revenues, and the withdrawal of the settling shippers from the Petition for Declaratory Order proceeding. On September 27, 2017, FERC issued an order denying the requests for rehearing of the declaratory order issued in November 2013, and no party sought judicial appeal of the FERC order denying rehearing within the statutory deadline.
2015 Annual FERC Fuel Tracking Filings - FERC Docket No. RP15-584-000
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
2017 Annual and Interim FERC Fuel Tracking Filings - FERC Docket Nos. RP17-401 and RP17-1064
On February 13, 2017,in Docket No. RP17-401, Rockies Express made its annual fuel and power cost tracker filing with a proposed effective date of April 1, 2017. The FERC issued an order accepting the filing, including certain requested waivers, on March 21, 2017. On September 20, 2017, Rockies Express made its interim fuel tracker filing in Docket No. RP17-1064 with a proposed effective date of November 1, 2017. The FERC issued an order accepting the filing on October 18, 2017.
Increased Frequency of FL&U and PCT Adjustments - FERC Docket No. RP18-228
On December 1, 2017, in Docket No. RP18-228, Rockies Express made a filing with the FERC to increase the frequency in which it may adjust fixed fuel and lost and unaccounted for retainages and power cost tracker charges during the year so that its recovery of fixed fuel and lost and unaccounted for charges and power costs more closely track usage. Rockies Express proposed an effective date of April 1, 2018. The comment period ended on December 13, 2017, and no parties opposed Rockies Express’ filing. The matter is pending before the FERC.

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
Rockies Express has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded no reserve for legal claims as of December 31, 2017 or 2016.
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

11. Subsequent Events
Subsequent events, which are events or transactions that occurred after December 31, 2017 through the issuance of the accompanying financial statements, have been evaluated through February 13, 2018.
Members' Equity
Rockies Express paid distributions of $43.9 million to its Members and received contributions from its Members of $1.3 million in January 2018.
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations, however, the release required Rockies Express to shut off the flow through the segment. Repairs are underway to return the segment to service as soon as possible and a root cause investigation is ongoing.

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

3.13
Amendment No. 1, dated February 19, 2015, to Second Amended and Restated Limited Liability Company Agreement of Tallgrass MLP GP, LLC, dated May 17, 2013 (incorporated by reference to Exhibit 3.8 to Tallgrass Energy Partners, LP's Annual Report on Form 10-K/A filed on June 4, 2015).

3.14
Third Amended and Restated Limited Liability Company Agreement of Tallgrass Pony Express Pipeline, LLC, dated as of March 1, 2015, by and among Tallgrass Pony Express Pipeline, LLC, Tallgrass Operations, LLC, and Tallgrass PXP Holdings, LLC (incorporated by reference to Exhibit 10.2 to Tallgrass Energy Partners, LP's Current Report on Form 8-K filed on March 2, 2015).

3.15
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Tallgrass Energy Partners, LP, dated as of December 28, 2017 (incorporated by reference to Exhibit 3.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on December 28, 2017).

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

4.5
Indenture, dated September 15, 2017, among Tallgrass Energy Partners, LP, Tallgrass Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Tallgrass Energy Partners, LP’s Current Report on Form 8-K filed on September 15, 2017).

4.6
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

10.15†	Tallgrass MLP GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Tallgrass Energy Partners, LP's Current Report on Form 8-K filed on May 17, 2013).

10.16†	Form of Employee Equity Participation Unit Agreement (incorporated by reference to Exhibit 4.5 to Tallgrass Energy Partners, LP's Registration Statement on Form S-8 filed on June 18, 2013).

10.17
Contribution and Transfer Agreement, dated January 1, 2016, by and among Tallgrass Energy Partners, LP, Tallgrass Operations, LLC, and for certain limited purposes, Tallgrass Development, LP (incorporated by reference to Exhibit 10.14 to Tallgrass Energy Partners, LP's Annual Report on Form 10-K filed on February 17, 2016).

10.18
Membership Interest Purchase Agreement, dated as of March 29, 2016, by and between Sempra REX Holdings, LLC and TEP REX Holdings, LLC (as successor by assignment to Rockies Express Holdings, LLC) (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.19
Assignment and Assumption Agreement, dated as of May 6, 2016, by and among Rockies Express Holdings, LLC, TEP REX Holdings, LLC and, for the limited purposes set forth therein, Tallgrass Development, LP (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q filed on August 3, 2016).

10.20
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

10.24	Form of Employee Equity Participation Unit Agreement (incorporated by reference to Exhibit 10.1 to Tallgrass Energy Partners, LP’s Current Report on Form 10-Q filed on November 2, 2017).

21.1*	List of Subsidiaries of Tallgrass Energy GP, LP.

23.1*	Consent of PricewaterhouseCoopers LLP on Consolidated Financial Statements of Tallgrass Energy GP, LP and the effectiveness of Tallgrass Energy GP, LP's internal control over financial reporting.

23.2*	Consent of PricewaterhouseCoopers LLP on Financial Statements of Rockies Express Pipeline LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith

† -	Management contract of compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tallgrass Energy GP, LP

By:	TEGP Management, LLC, its general partner

By:	/s/ David G. Dehaemers, Jr.
David G. Dehaemers, Jr.
President and Chief Executive Officer of TEGP Management, LLC (the general partner of Tallgrass Energy GP, LP)
Date: February 13, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David G. Dehaemers, Jr.	Director, President and Chief Executive Officer	February 13, 2018
David G. Dehaemers, Jr.	(Principal Executive Officer)

/s/ Gary J. Brauchle	Executive Vice President and Chief Financial Officer	February 13, 2018
Gary J. Brauchle	(Principal Financial Officer)

/s/ Gary D. Watkins	Vice President and Chief Accounting Officer	February 13, 2018
Gary D. Watkins	(Principal Accounting Officer)

/s/ Frank J. Loverro	Director	February 13, 2018
Frank J. Loverro

/s/ Stanley de J. Osborne	Director	February 13, 2018
Stanley de J. Osborne

/s/ Jeffrey A. Ball	Director	February 13, 2018
Jeffrey A. Ball

/s/ John T. Raymond	Director	February 13, 2018
John T. Raymond

/s/ William R. Moler	Director	February 13, 2018
William R. Moler

/s/ Thomas A. Gerke	Director	February 13, 2018
Thomas A. Gerke

/s/ W. Curtis Koutelas	Director	February 13, 2018
W. Curtis Koutelas