Form 10-Q
period 2018-06-30
Tallgrass Energy, LP
filed 2018-08-02
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37365

 Tallgrass Energy, LP
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 2, 2018, the Registrant had 154,878,296 Class A shares and 125,305,459 Class B shares outstanding.

TALLGRASS ENERGY, LP

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,031	$2,593
Accounts receivable, net	213,973	118,615
Receivable from related parties	2,923	1,340
Inventories	21,063	21,609
Prepayments and other current assets	12,829	13,165
Total Current Assets	255,819	157,322
Property, plant and equipment, net	2,595,063	2,394,337
Goodwill	404,838	404,838
Intangible assets, net	134,663	97,731
Unconsolidated investments	1,475,056	909,531
Deferred financing costs, net	11,116	12,563
Deferred tax asset	298,112	312,997
Deferred charges and other assets	3,529	2,694
Total Assets	$5,178,196	$4,292,013
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$196,705	$98,882
Accounts payable to related parties	—	5,342
Accrued taxes	19,221	19,272
Accrued interest	46,448	25,167
Accrued liabilities	14,653	10,540
Deferred revenue	99,991	88,471
Other current liabilities	11,937	11,202
Total Current Liabilities	388,955	258,876
Long-term debt, net	2,535,555	2,292,993
Other long-term liabilities and deferred credits	20,036	18,965
Total Long-term Liabilities	2,555,591	2,311,958
Commitments and Contingencies
Equity:
Class A Shareholders (154,878,296 and 58,085,002 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	1,744,665	48,613
Class B Shareholders (125,305,459 and 99,154,440 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Total Partners' Equity	1,744,665	48,613
Noncontrolling interests	488,985	1,672,566
Total Equity	2,233,650	1,721,179
Total Liabilities and Equity	$5,178,196	$4,292,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$101,166	$89,855	$185,904	$174,186
Natural gas transportation services	31,474	29,429	63,670	61,114
Sales of natural gas, NGLs, and crude oil	37,250	22,918	75,395	38,299
Processing and other revenues	23,699	18,661	47,714	31,664
Total Revenues	193,589	160,863	372,683	305,263
Operating Costs and Expenses:
Cost of sales	27,694	19,386	54,045	31,756
Cost of transportation services	12,664	14,758	23,084	28,261
Operations and maintenance	18,440	15,254	34,839	28,157
Depreciation and amortization	27,690	22,091	53,813	43,494
General and administrative	19,085	15,334	37,511	29,551
Taxes, other than income taxes	8,462	6,912	17,341	15,138
Loss (gain) on disposal of assets	279	184	(9,138)	(1,264)
Total Operating Costs and Expenses	114,314	93,919	211,495	175,093
Operating Income	79,275	66,944	161,188	130,170
Other Income (Expense):
Equity in earnings of unconsolidated investments	78,187	42,741	146,589	63,479
Interest expense, net	(31,282)	(21,114)	(61,043)	(37,131)
Other income, net	330	272	781	2,227
Total Other Income (Expense)	47,235	21,899	86,327	28,575
Net income before tax	126,510	88,843	247,515	158,745
Deferred income tax expense	(16,809)	(9,676)	(23,501)	(12,340)
Net income	109,701	79,167	224,014	146,405
Net income attributable to noncontrolling interests	(108,638)	(70,414)	(206,216)	(125,623)
Net income attributable to TGE	$1,063	$8,753	$17,798	$20,782
Net income per Class A share:
Basic net income per Class A share	$0.02	$0.15	$0.30	$0.36
Diluted net income per Class A share	$0.02	$0.15	$0.30	$0.36
Basic average number of Class A shares outstanding	59,397	58,075	58,745	58,075
Diluted average number of Class A shares outstanding	59,397	58,192	58,745	58,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2018	$—	$48,613	$—	$1,672,566	$1,721,179
Cumulative effect of ASC 606 implementation	—	4,588	—	39,543	44,131
Net income	—	17,798	—	206,216	224,014
Dividends paid to Class A shareholders	—	(49,662)	—	—	(49,662)
Noncash compensation expense	—	331	—	3,197	3,528
Acquisition of additional TEP common units from TD	—	(62,223)	—	(189,520)	(251,743)
Issuance of Tallgrass Equity units	—	—	—	644,782	644,782
Acquisition of 25.01% membership interest in Rockies Express	—	34,116	—	74,421	108,537
Acquisition of additional 2% membership interest in Pony Express	—	(5,268)	—	(44,732)	(50,000)
Consolidation of Deeprock North	—	—	—	31,843	31,843
Contributions from noncontrolling interest	—	—	—	183	183
Distributions to noncontrolling interest	—	—	—	(198,837)	(198,837)
Issuance of TEP common units to the public, net of offering costs	—	(27)	—	(221)	(248)
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	(190)	—	(1,531)	(1,721)
Conversion of Class B shares to Class A shares	—	(13,402)	—	13,402	—
Deferred tax asset	—	7,664	—	—	7,664
Acquisition of additional TEP common units	—	(351,431)	—	(1,762,327)	(2,113,758)
Issuance of Class A shares	—	2,113,758	—	—	2,113,758
Balance at June 30, 2018	$—	$1,744,665	$—	$488,985	$2,233,650

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2017	$82,295	$250,967	$—	$1,596,152	$1,929,414
Acquisition of Terminals and NatGas	(82,295)	(21,314)	—	(36,391)	(140,000)
Net income	—	20,782	—	125,623	146,405
Issuance of TEP common units to the public, net of offering costs	—	11,387	—	101,375	112,762
Dividends paid to Class A shareholders	—	(32,813)	—	—	(32,813)
Noncash compensation expense	—	763	—	3,647	4,410
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	(1,250)	—	(11,023)	(12,273)
Partial exercise of call option	—	(12,052)	—	(72,890)	(84,942)
Repurchase of TEP common units from TD	—	(3,618)	—	(31,717)	(35,335)
Acquisition of additional 24.99% membership interest in Rockies Express	—	23,522	—	40,159	63,681
Contributions from TD	—	850	—	1,451	2,301
Contributions from noncontrolling interest	—	—	—	867	867
Distributions to noncontrolling interest	—	—	—	(145,109)	(145,109)
Balance at June 30, 2017	$—	$237,224	$—	$1,572,144	$1,809,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities:
Net income	$224,014	$146,405
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	56,955	47,939
Equity in earnings of unconsolidated investments	(146,589)	(63,479)
Distributions from unconsolidated investments	145,581	63,374
Deferred income tax expense	23,501	12,340
Other noncash items, net	(6,504)	(1,079)
Changes in components of working capital:
Accounts receivable and other	(93,157)	2,067
Accounts payable and accrued liabilities	106,592	3,150
Deferred revenue	10,711	24,593
Other current assets and liabilities	7,631	2,241
Other operating, net	2,525	419
Net Cash Provided by Operating Activities	331,260	237,970
Cash Flows from Investing Activities:
Capital expenditures	(176,275)	(53,995)
Acquisition of BNN North Dakota, net of cash acquired	(95,000)	—
Sale of Tallgrass Crude Gathering	50,046	—
Distributions from unconsolidated investments in excess of cumulative earnings	36,502	27,308
Acquisition of Pawnee membership interest	(30,600)	—
Contributions to unconsolidated investments	(22,513)	(17,835)
Acquisition of 38% membership interest in Deeprock North	(19,500)	—
Acquisition of Rockies Express membership interest	—	(400,000)
Acquisition of Terminals and NatGas	—	(140,000)
Acquisition of Douglas Gathering System	—	(128,526)
Other investing, net	(12,521)	(13,986)
Net Cash Used in Investing Activities	(269,861)	(727,034)
Cash Flows from Financing Activities:
Borrowings under revolving credit facilities, net	242,000	332,000
Distributions to noncontrolling interests	(198,837)	(145,109)
Acquisition of Pony Express membership interest	(50,000)	—
Dividends paid to Class A shareholders	(49,662)	(32,813)
Proceeds from public offering of TEP common units, net of offering costs	—	112,762
Proceeds from issuance of long-term debt	—	350,000
Partial exercise of call option	—	(72,381)
Repurchase of TEP common units from TD	—	(35,335)
Other financing, net	(2,462)	(21,646)
Net Cash (Used in) Provided by Financing Activities	(58,961)	487,478
Net Change in Cash and Cash Equivalents	2,438	(1,586)
Cash and Cash Equivalents, beginning of period	2,593	2,459
Cash and Cash Equivalents, end of period	$5,031	$873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Schedule of Noncash Investing and Financing Activities:
Acquisition of additional TEP common units	$(2,365,501)	$—
Issuance of Class A shares	$2,113,758	$—
Issuance of Tallgrass Equity units	$644,782	$—
Acquisition of Rockies Express membership interest	$(393,039)	$—
Contribution of 38% membership interest in Deeprock North to Deeprock Development	$(19,500)	$—
Issuance of noncontrolling interests in Deeprock Development in exchange for 62% membership interest in Deeprock North	$(31,843)	$—
Increase in accrual for payment of property, plant and equipment	$5,276	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy, LP ("TGE"), formerly known as Tallgrass Energy GP, LP, is a limited partnership that owns, operates, acquires and develops midstream energy assets in North America and has elected to be treated as a corporation for U.S. federal income tax purposes. "We," "us," "our" and similar terms refer to TGE together with its consolidated subsidiaries.
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity"), in which we directly own an approximate 55.28% membership interest as of June 30, 2018. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
Our reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering and processing facilities; crude oil storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; the transportation of NGLs; and the marketing of crude oil and NGLs.

Natural Gas Transportation. We provide natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) our 75% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline"), and our 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas"), which operates the Rockies Express Pipeline, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline").
Crude Oil Transportation. We provide crude oil transportation to customers in Wyoming, Colorado, Kansas, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in both Guernsey, Wyoming and Weld County, Colorado and terminating in Cushing, Oklahoma (the "Pony Express System"). In the second quarter of 2018, Pony Express placed into service an extension of the system from an additional origin point in Weld County, Colorado located near Platteville, Colorado.
Gathering, Processing & Terminalling. We provide natural gas gathering and processing services for customers in Wyoming through: (1) a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System"), (2) natural gas processing facilities in Casper and Douglas, and (3) a natural gas treating facility at West Frenchie Draw. We also provide NGL transportation services in Northeast Colorado and Wyoming. We perform water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, Wyoming, and North Dakota through BNN Water Solutions, LLC ("Water Solutions"), and crude oil storage and terminalling services through our 100% membership interest in Tallgrass Terminals, LLC ("Terminals"), which owns and operates crude oil terminals in Colorado, Oklahoma, and Kansas. The Gathering, Processing & Terminalling segment also includes Stanchion Energy, LLC ("Stanchion"), which transacts in crude oil.
The term "Terminals Predecessor" refers to Terminals and the term "NatGas Predecessor" refers to NatGas prior to their acquisition by TEP on January 1, 2017. Terminals Predecessor and NatGas Predecessor are collectively referred to as the Predecessor Entities. Financial results for all prior periods have been recast to reflect the operations of the Predecessor Entities. Predecessor Equity as presented in the condensed consolidated financial statements represents the capital account activity of Terminals Predecessor and NatGas Predecessor prior to January 1, 2017.

Merger Agreement with Tallgrass Energy Partners, LP
TGE previously entered into a definitive Agreement and Plan of Merger, dated as of March 26, 2018 (the "Merger Agreement"), with Tallgrass Equity, Tallgrass Energy Partners, LP, a Delaware limited partnership ("TEP"), Tallgrass MLP GP, LLC, a Delaware limited liability company and the general partner of TEP ("TEP GP"), and Razor Merger Sub, LLC, a Delaware limited liability company. The merger transaction contemplated by the Merger Agreement (the "TEP Merger") was completed effective June 30, 2018, and as a result, 47,693,097 TEP common units held by the public were converted into the right to receive Class A shares of TGE at an exchange ratio of 2.0 Class A shares for each outstanding TEP common unit, TEP's incentive distribution rights were cancelled, TEP's common units are no longer publicly traded, and 100% of TEP's equity interests are now owned by Tallgrass Equity and its subsidiaries. The TEP Merger was accounted for as an acquisition of noncontrolling interest. Following consummation of the TEP Merger, TGE changed its name from "Tallgrass Energy GP, LP" to "Tallgrass Energy, LP" and began trading on the New York Stock Exchange under the ticker symbol "TGE" on July 2, 2018.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and six months ended June 30, 2018 and 2017 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K") filed with the SEC on February 13, 2018.
The condensed consolidated financial statements include the accounts of TGE and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Net income or loss from consolidated subsidiaries that are not wholly-owned by TGE is attributed to TGE and noncontrolling interests in accordance with the respective ownership interests.
A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity's economic performance. We have presented separately in our condensed consolidated balance sheets, to the extent material, the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit. Our consolidated VIEs do not have material assets that can only be used to settle specific obligations of the consolidated VIEs. Prior to June 29, 2018, both Tallgrass Equity and TEP were considered to be VIEs under the applicable authoritative guidance and included in our consolidated results. As a result of the TEP Merger, and changes in ownership and their respective partnership arrangements, Tallgrass Equity and TEP are no longer considered to be VIEs. We continue to consolidate our membership interests in Tallgrass Equity and TEP through the voting interest model.

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
Management has completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2018. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to members' equity. Consolidated revenues presented in the comparative consolidated financial statements for periods prior to January 1, 2018 have not been revised.
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

See Note 11 – Revenue from Contracts with Customers for revenue disclosures related to both the implementation and the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.

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
The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period. Early application is permitted. We plan to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method. ASC 842 provides for a number of practical expedients. We intend to elect the following practical expedients upon adoption of ASC 842:
•An entity need not reassess whether any expired or existing contracts are or contain leases.
•An entity need not reassess the lease classification for any expired or existing leases.
•An entity need not reassess initial direct costs for any existing leases.

•	An entity may elect to not assess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under ASC 842.
We are in the process of quantifying the impact of adoption, but we cannot reasonably estimate the full impact of the standard at this time. Additionally, we are currently evaluating our business processes, systems, and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new lease guidance.
3. Acquisitions and Dispositions
Acquisition of Pawnee
On January 2, 2018, we entered into an agreement to acquire a 51% membership interest in the Pawnee, Colorado crude oil terminal ("Pawnee") from Zenith Energy Terminals Holdings, LLC for cash consideration of approximately $30.6 million. The transaction closed on April 1, 2018. As the 51% membership interest does not represent a controlling interest in Pawnee, our investment in Pawnee is recorded under the equity method of accounting and reported as "Unconsolidated investments" on the condensed consolidated balance sheets.
Acquisition of an Additional 25.01% Membership Interest in Rockies Express and Additional TEP Common Units
In February 2018, Tallgrass Development, LP ("TD") merged into Tallgrass Development Holdings, LLC, a wholly-owned subsidiary of Tallgrass Equity ("Tallgrass Development Holdings"), and as a result of the merger, Tallgrass Equity acquired a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units. As consideration for the acquisition, TGE and Tallgrass Equity issued 27,554,785 unregistered TGE Class B shares and Tallgrass Equity units, valued at approximately $644.8 million based on the closing price on February 6, 2018, to the limited partners of TD. Subsequent to the closing of the transaction, our aggregate membership interest in Rockies Express is 75%.

The transfer of the Rockies Express membership interest between TD and Tallgrass Equity is considered a transaction between entities under common control, but does not represent a change in reporting entity. As a result of the common control nature of the transaction, the acquisition resulted in the recognition of a noncash deemed contribution representing the excess carrying value of the 25.01% membership interest in Rockies Express acquired over the fair value of the consideration paid. For further discussion, see Note 10 - Partnership Equity. As the aggregate 75% membership interest does not represent a controlling interest in Rockies Express, TGE's investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. As a result of the common control nature of the transaction, the 25.01% membership interest in Rockies Express was transferred to Tallgrass Equity at TD's historical carrying amount, including the remaining unamortized basis difference driven by the difference between the fair value of the investment and the book value of the underlying assets and liabilities on November 13, 2012, the date of acquisition by TD. For additional information, see Note 7 - Investments in Unconsolidated Affiliates.
The acquisition of an additional 5,619,218 TEP common units is considered an acquisition of noncontrolling interest and resulted in the recognition of a noncash deemed distribution representing the excess purchase price over the $53.8 million carrying value of the 5,619,218 TEP common units acquired as of February 7, 2018. For further discussion, see Note 10 - Partnership Equity.
As of February 7, 2018, the negative basis difference in Rockies Express carried over from TD was approximately $376.5 million. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. At June 30, 2018, the basis difference for our membership interests in Rockies Express was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$48,571	2 - 25 years
Property, plant and equipment	(1,166,141)	35 years
Total basis difference	$(1,117,570)
Sale of Tallgrass Crude Gathering
In February 2018, we entered into an agreement with an affiliate of Silver Creek Midstream, LLC ("Silver Creek") to sell our 100% membership interest in Tallgrass Crude Gathering, LLC ("TCG"), which owns a 50-mile crude oil gathering system in the Powder River Basin, for approximately $50.0 million. The sale of TCG closed on February 23, 2018. During the six months ended June 30, 2018, we recognized a gain of $9.4 million on the sale which is presented in the line item "Gain on disposal of assets" in the condensed consolidated statements of income.
Iron Horse Joint Venture
In February 2018, we entered into an agreement with Silver Creek to form Iron Horse Pipeline, LLC ("Iron Horse"), a new joint venture pipeline to transport crude oil from the Powder River Basin. During the six months ended June 30, 2018, we contributed an initial $3.5 million and committed to funding our proportionate share of the remaining costs of construction in exchange for a 75% membership interest in Iron Horse. As the 75% membership interest does not represent a controlling interest in Iron Horse, our investment in Iron Horse is accounted for under the equity method of accounting and reported as "Unconsolidated investments" on the condensed consolidated balance sheets.
Acquisition of Additional 2% Membership Interest in Pony Express
In February 2018, we acquired the remaining 2% membership interest in Pony Express, along with administrative assets consisting primarily of information technology assets, from TD for cash consideration of approximately $60 million, bringing our aggregate membership interest in Pony Express to 100%. The acquisition of the remaining 2% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction has not been recast to reflect the additional 2% membership interest.
Acquisition of BNN North Dakota
In January 2018, we acquired 100% of the membership interests in Buckhorn Energy Services, LLC and Buckhorn SWD Solutions, LLC, which were subsequently merged and renamed BNN North Dakota, LLC ("BNN North Dakota"), for approximately $95.0 million, net of cash acquired. BNN North Dakota owns a produced water gathering and disposal system in the Bakken basin with approximately 133,000 acres under dedication. The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.

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

At March 31, 2018, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of June 30, 2018. Actual revenue and net income attributable to TGE from BNN North Dakota of $6.4 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the period from January 12, 2018 to June 30, 2018.
Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TGE for the six months ended June 30, 2018 and 2017 is presented below as if the acquisition of BNN North Dakota had been completed on January 1, 2017.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Revenue	$373,111	$309,893
Net income attributable to TGE	$17,824	$20,606
The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of TGE would have been if the transaction had in fact occurred on the date or for the period indicated, nor does it purport to project the results of operations or financial position of TGE for any future periods or as of any date. The pro forma financial information does not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transaction or the costs to achieve these cost savings, operating synergies, and revenue enhancements.
Acquisition of Deeprock North and Merger with Deeprock Development
In January 2018, we acquired an approximate 38% membership interest in Deeprock North, LLC ("Deeprock North") from Kinder Morgan Deeprock North Holdco LLC for cash consideration of $19.5 million. Immediately following the acquisition, Deeprock North was merged into Deeprock Development, LLC ("Deeprock Development"), and the members of Deeprock North and Deeprock Development received adjusted membership interests in the combined entity. As a result, we recognized additional noncontrolling interests in Deeprock Development of $31.8 million. The acquisition of Deeprock North by Deeprock Development has been accounted for as an asset acquisition, with substantially all of the fair value allocated to the long-lived assets acquired based on their relative fair values. After the acquisition and merger, we own an approximate 60% membership interest in the combined entity.
4. Related Party Transactions
As a result of our relationship with Tallgrass Energy Holdings, LLC ("Tallgrass Energy Holdings") and its affiliates, we have entered into a number of related party transactions. The following disclosure includes those related party transactions which are not otherwise disclosed in these notes to our condensed consolidated financial statements.

Prior to July 1, 2018, we had no employees, as all of our employees were employed by Tallgrass Management, LLC ("Tallgrass Management"), a wholly-owned subsidiary of Tallgrass Energy Holdings. In connection with the closing of the TEP initial public offering on May 17, 2013, TEP and TEP GP entered into an Omnibus Agreement with Tallgrass Energy Holdings and certain of its affiliates (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse Tallgrass Energy Holdings and its affiliates for all expenses they incur and payments they make on TEP's behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by Tallgrass Energy Holdings and its affiliates, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of the TGE initial public offering on May 12, 2015 (the "TGE IPO"), TGE entered into an Omnibus Agreement (the "TGE Omnibus Agreement") with Tallgrass Energy GP, LLC (formerly known as TEGP Management, LLC), Tallgrass Equity and Tallgrass Energy Holdings.
Effective July 1, 2018, Tallgrass Management was contributed to Tallgrass Equity following the TEP Merger. As a result, the costs of employer and director compensation and benefits are now incurred directly by Tallgrass Equity.
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Processing and other revenues (1)	$1,869	$1,692	$3,765	$3,324
Cost of transportation services (2)	$—	$4,907	$—	$9,414
Charges to TGE: (3)
Property, plant and equipment, net	$—	$510	$—	$803
Operations and maintenance	$—	$7,430	$—	$13,707
General and administrative	$—	$11,095	$—	$20,668

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for the crude oil storage at the Deeprock Terminal prior to our consolidation of Deeprock Development during the third quarter of 2017.

(3)
Charges to TGE, inclusive of Tallgrass Equity and TEP, include indirectly charged wages and salaries, other compensation and benefits, and shared services for periods prior to January 1, 2018. Effective January 1, 2018, these costs are incurred by TEP directly and, in the case of certain employee compensation and benefits, paid on TEP's behalf by its affiliate, Tallgrass Management, LLC, pursuant to the TEP Omnibus Agreement.

Details of balances with affiliates included in "Receivable from related parties" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$2,686	$1,340
Iron Horse Pipeline, LLC	120	—
Pawnee Terminal, LLC	117	—
Total receivable from related parties	$2,923	$1,340
Accounts payable to related parties:
Tallgrass Operations, LLC (1)	$—	$5,342
Total accounts payable to related parties	$—	$5,342

(1)
Reflects accounts payable for charges to TGE, inclusive of Tallgrass Equity and TEP, including indirectly charged wages and salaries, other compensation and benefits, and shared services prior to January 1, 2018 as discussed above.

Gas imbalances with affiliated shippers are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Affiliate gas imbalance receivables	$172	$18
Affiliate gas imbalance payables	$—	$442
5. Inventory
The components of inventory at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Crude oil	$11,501	$12,792
Materials and supplies	6,310	5,891
Natural gas liquids	471	942
Gas in underground storage	2,781	1,984
Total inventory	$21,063	$21,609
6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Crude oil pipelines	$1,287,894	$1,220,379
Gathering, processing and terminalling assets (1)	774,856	675,092
Natural gas pipelines	592,439	581,400
General and other	124,627	98,680
Construction work in progress	154,492	97,978
Accumulated depreciation and amortization	(339,245)	(279,192)
Total property, plant and equipment, net	$2,595,063	$2,394,337

(1)	Includes approximately $46.2 million and $40.1 million of assets associated with the acquisitions of Deeprock North and BNN North Dakota, respectively, in January 2018.
7. Investments in Unconsolidated Affiliates
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the six months ended June 30, 2018, we recognized equity in earnings associated with our aggregate 75% membership interest in Rockies Express of $143.3 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $179.6 million and $4.5 million, respectively. As discussed in Note 3 – Acquisitions and Dispositions, we acquired an additional 25.01% membership interest in Rockies Express in February 2018.
In July 2018, we made a special contribution of approximately $412.5 million to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.

Summarized financial information for Rockies Express is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$227,615	$207,149	$457,673	$408,487
Operating income	$130,034	$112,703	$258,712	$220,072
Net income to Members	$88,663	$70,945	$179,631	$137,195
8. Risk Management
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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(in thousands)
Crude oil derivative contracts (1)	Current liabilities	$1,143	$2,368

(1)
As of June 30, 2018, the fair value shown for crude oil derivative contracts represents the forward sale of 121,000 barrels which will settle throughout the third quarter of 2018. As of December 31, 2017, the fair value shown for crude oil derivative contracts represents the forward sale of 356,000 barrels of crude oil which settled in the first quarter of 2018.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and six months ended June 30, 2018 and 2017:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$2,935	$227	$7,230	$890
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$—	$(67)	$—	$106
Call option derivative	Other income, net	$—	$—	$—	$1,885
Call Option Derivative
As part of our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted TEP an 18 month call option at an exercise price of $42.50 per TEP common unit covering the 6,518,000 TEP common units issued to TD as a portion of the consideration. On February 1, 2017, we exercised the remainder of the call option covering an additional 1,703,094 TEP common units for a cash payment of $72.4 million. These TEP common units were deemed canceled upon the exercise of the call option and as of the applicable exercise date were no longer issued and outstanding.

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
Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of June 30, 2018, the fair value of our crude oil derivative contracts were in a liability position resulting in no credit exposure from our counterparties as of that date.
As of June 30, 2018 and December 31, 2017, we had $1.1 million and $3.0 million, respectively, of cash in margin accounts and outstanding letters of credit in support of our commodity derivative contracts.
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
The following table summarizes the fair value measurements of our derivative contracts as of June 30, 2018 and December 31, 2017, based on the fair value hierarchy:

		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2018:
Crude oil derivative contracts	$1,143	$—	$1,143	$—
As of December 31, 2017:
Crude oil derivative contracts	$2,368	$—	$2,368	$—

9. Long-term Debt
Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Tallgrass Equity revolving credit facility	$125,000	$146,000
TEP revolving credit facility	924,000	661,000
TEP 5.50% senior notes due September 15, 2024	750,000	750,000
TEP 5.50% senior notes due January 15, 2028	750,000	750,000
Less: Deferred financing costs, net (1)	(17,000)	(17,737)
Plus: Unamortized premium on 2028 Notes	3,555	3,730
Total long-term debt, net	$2,535,555	$2,292,993

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
The 2028 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all TEP's properties to, another person. As of June 30, 2018, TEP was in compliance with the covenants required under the 2028 Notes.
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
The 2024 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests in the event of default or noncompliance with the covenants required, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of June 30, 2018, TEP was in compliance with the covenants required under the 2024 Notes.
Tallgrass Equity Revolving Credit Facility
The following table sets forth the available borrowing capacity under the Tallgrass Equity revolving credit facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility	(125,000)	(146,000)
Available capacity under the Tallgrass Equity revolving credit facility	$25,000	$4,000

In connection with the TGE IPO, Tallgrass Equity entered into a $150 million senior secured revolving credit facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders, which will mature on May 12, 2020. Among various other covenants and restrictive provisions, Tallgrass Equity is required to maintain a total leverage ratio of not more than 3.00 to 1.00. As of June 30, 2018, Tallgrass Equity was in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. As of June 30, 2018, the weighted average interest rate on outstanding borrowings under the Tallgrass Equity revolving credit facility was 4.59%. During the six months ended June 30, 2018, Tallgrass Equity's weighted average effective interest rate, including the interest on outstanding borrowings, commitment fees, and amortization of deferred financing costs, was 4.74%.
On July 26, 2018, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.
TEP Revolving Credit Facility
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Total capacity under the TEP revolving credit facility	$1,750,000	$1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(924,000)	(661,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	(94)
Available capacity under the TEP revolving credit facility	$825,906	$1,088,906
On July 26, 2018, TEP and certain of its subsidiaries entered into Amendment No. 1 (the "Amendment") to its existing revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent, and a syndicate of lenders (the "Credit Agreement"). The Amendment modified certain provisions of the Credit Agreement to, among other things, (i) increase the available amount of the TEP revolving credit facility to $2.25 billion, (ii) reduce certain applicable margins in the pricing grids used to determine the interest rate and revolving credit commitment fees, (iii) modify the use of proceeds to allow TEP to pay off the Tallgrass Equity revolving credit facility, and (iv) increase the maximum total leverage ratio to 5.50 to 1.00.
TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions, including distributions from available cash, if a default or event of default under the credit agreement then exists or would result therefrom, change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 5.50 to 1.00 (5.00 to 1.00 prior to the Amendment), a consolidated senior secured leverage ratio of not more than 3.75 to 1.00 and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2018, TEP was in compliance with the covenants required under its revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.250% to 0.375% (0.250% to 0.500% prior to the Amendment), based on TEP's total leverage ratio. As of June 30, 2018, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 3.84%. During the six months ended June 30, 2018, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings under TEP's revolving credit facility, commitment fees, and amortization of deferred financing costs, was 4.05%.

Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of June 30, 2018:
Revolving credit facilities	$—	$1,049,000	$—	$1,049,000	$1,049,000
2024 Notes	$—	$764,783	$—	$764,783	$740,587
2028 Notes	$—	$741,053	$—	$741,053	$745,968
As of December 31, 2017:
Revolving credit facilities	$—	$807,000	$—	$807,000	$807,000
2024 Notes	$—	$771,645	$—	$771,645	$739,824
2028 Notes	$—	$758,168	$—	$758,168	$746,169
The long-term debt borrowed under the revolving credit facilities is carried at amortized cost. As of June 30, 2018 and December 31, 2017, the fair value of borrowings under the revolving credit facilities approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 and 2028 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 and 2028 Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2018.
10. Partnership Equity
TGE Dividends to Holders of Class A Shares
The following table details the dividends for the periods indicated:

Three Months Ended	Date Paid	Dividends to Class A Shareholders	Dividend per Class A Share
		(in thousands, except per share amounts)
June 30, 2018	August 14, 2018 (1)	$77,052	$0.4975
March 31, 2018	May 15, 2018	28,316	0.4875
December 31, 2017	February 14, 2018	21,346	0.3675
September 30, 2017	November 14, 2017	20,617	0.3550
June 30, 2017	August 14, 2017	19,891	0.3425
March 31, 2017	May 15, 2017	16,697	0.2875

(1)	The dividend announced on July 9, 2018 for the second quarter of 2018 will be paid on August 14, 2018 to Class A shareholders of record at the close of business on July 31, 2018.

Subsidiary Distributions
TEP Distributions. The following table shows the distributions for the periods indicated:

		Distributions				Distribution per Limited Partner Common Unit
		Limited Partner Common Units	General Partner
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
March 31, 2018	May 15, 2018	$71,370	$39,816	$1,267	$112,453	$0.9750
December 31, 2017	February 14, 2018	70,638	39,125	1,251	111,014	0.9650
September 30, 2017	November 14, 2017	69,174	37,744	1,219	108,137	0.9450
June 30, 2017	August 14, 2017	67,671	36,342	1,186	105,199	0.9250
March 31, 2017	May 15, 2017	60,486	29,840	1,040	91,366	0.8350
As a result of the TEP Merger, Tallgrass Equity and its wholly-owned subsidiary, Tallgrass Equity Investments, LLC, will receive all distributions paid by TEP for the second quarter of 2018 and subsequent periods.
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
TEP Equity Distribution Agreements
TEP was previously a party to equity distribution agreements pursuant to which it sold from time to time through a group of managers, as its sales agents, TEP common units representing limited partner interests. Following the TEP Merger, these agreements were terminated effective July 2, 2018. During the six months ended June 30, 2018, TEP did not issue any common units under its equity distribution agreements. During the six months ended June 30, 2017, TEP issued and sold 2,341,061 common units with a weighted average sales price of $48.82 per unit under its equity distribution agreements for net cash proceeds of approximately $112.8 million (net of approximately $1.5 million in commissions and professional service expenses).
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
Noncontrolling Interests
As of June 30, 2018, noncontrolling interests in our subsidiaries consisted of a 44.72% interest in Tallgrass Equity held by the Exchange Right Holders and an approximate 40% membership interest in Deeprock Development. During the six months ended June 30, 2018, we recognized contributions from and distributions to noncontrolling interests of $0.2 million and $198.8 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $97.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $98.2 million, and distributions to Deeprock and Pony Express noncontrolling interests of $2.9 million.
During the six months ended June 30, 2017, we recognized contributions from and distributions to noncontrolling interests of $0.9 million and $145.1 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $86.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $56.0 million and distributions to Pony Express noncontrolling interests of $2.8 million.

Other Contributions and Distributions
During the six months ended June 30, 2018, TGE recognized the following other contributions and distributions:

•
TGE was deemed to have made a noncash capital distribution of $198.0 million, which represents the excess purchase price over the $53.8 million carrying value of the 5,619,218 TEP common units acquired as of February 7, 2018; and

•
TGE was deemed to have received a noncash capital contribution of $108.5 million, which represents the excess carrying value of the 25.01% membership interest in Rockies Express acquired as of February 7, 2018 over the fair value of the consideration paid.

During the six months ended June 30, 2017, TGE recognized the following other contributions and distributions:

•
TEP received contributions from TD of $2.3 million primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 14 – Legal and Environmental Matters.

11. Revenue from Contracts with Customers
Implementation of ASC Topic 606
As discussed in Note 2 – Summary of Significant Accounting Policies, we adopted the guidance in ASC Topic 606 effective January 1, 2018 using the modified retrospective method of adoption. As a result, revenue reported for the three months ended June 30, 2017 has not been revised. The following tables provide the impact of the guidance on our condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of income for the three and six months ended June 30, 2018:

	June 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Unconsolidated investments	$1,475,056	$1,410,347	$64,709	(1)

	Three Months Ended June 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Crude oil transportation services	$101,166	$101,322	$(156)	(2)
Sales of natural gas, NGLs, and crude oil	$37,250	$38,364	$(1,114)	(3)
Processing and other revenues	$23,699	$24,691	$(992)	(1)(3)
Cost of sales	$27,694	$29,753	$(2,059)	(2)(3)
Equity in earnings of unconsolidated investments	$78,187	$66,623	$11,564	(1)
Net income attributable to TGE	$1,063	$(718)	$1,781
Basic net income per Class A share	$0.02	$(0.01)	$0.03
Diluted net income per Class A share	$0.02	$(0.01)	$0.03

	Six Months Ended June 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Crude oil transportation services	$185,904	$185,788	$116	(2)
Sales of natural gas, NGLs, and crude oil	$75,395	$77,609	$(2,214)	(3)
Processing and other revenues	$47,714	$50,216	$(2,502)	(1)(3)
Cost of sales	$54,045	$58,598	$(4,553)	(2)(3)
Equity in earnings of unconsolidated investments	$146,589	$124,746	$21,843	(1)
Net income attributable to TGE	$17,798	$14,335	$3,463
Basic net income per Class A share	$0.30	$0.24	$0.06
Diluted net income per Class A share	$0.30	$0.24	$0.06

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

Disaggregated Revenue
A summary of our revenue by line of business is as follows:

	Three Months Ended June 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$101,242	$—	$—	$101,242
Natural gas transportation - firm service	31,762	—	—	(1,398)	30,364
Water business services	—	—	12,205	—	12,205
Natural gas gathering & processing fees	—	—	5,754	—	5,754
All other (1)	3,059	9,484	6,394	(13,108)	5,829
Total service revenue	34,821	110,726	24,353	(14,506)	155,394
Natural gas liquids sales	—	—	27,477	—	27,477
Natural gas sales	108	—	4,543	—	4,651
Crude oil sales	—	2,066	121	—	2,187
Total commodity sales revenue	108	2,066	32,141	—	34,315
Total revenue from contracts with customers	34,929	112,792	56,494	(14,506)	189,709
Other revenue (2)	—	—	7,118	(3,238)	3,880
Total revenue (3)	$34,929	$112,792	$63,612	$(17,744)	$193,589

	Six Months Ended June 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$185,980	$—	$—	$185,980
Natural gas transportation - firm service	65,096	—	—	(3,281)	61,815
Water business services	—	—	25,409	—	25,409
Natural gas gathering & processing fees	—	—	10,798	—	10,798
All other (1)	5,689	12,803	12,100	(19,196)	11,396
Total service revenue	70,785	198,783	48,307	(22,477)	295,398
Natural gas liquids sales	—	—	51,086	—	51,086
Natural gas sales	346	—	12,390	—	12,736
Crude oil sales	—	3,975	368	—	4,343
Total commodity sales revenue	346	3,975	63,844	—	68,165
Total revenue from contracts with customers	71,131	202,758	112,151	(22,477)	363,563
Other revenue (2)	—	—	15,299	(6,179)	9,120
Total revenue (3)	$71,131	$202,758	$127,450	$(28,656)	$372,683

(1)	Includes revenue from crude oil terminal services, interruptible natural gas transportation and storage, and natural gas park and loan service.

(2)	Includes lease and derivative revenue not subject to ASC 606.

(3)
Excludes $227.6 million and $457.7 million of revenue recognized at Rockies Express for the three and six months ended June 30, 2018, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

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
On June 30, 2018, we had $1.6 billion of remaining performance obligations at our consolidated subsidiaries, which we refer to as total backlog. Total backlog includes performance obligations under long-term crude oil transportation contracts with committed shippers, natural gas firm transportation and firm storage contracts, and certain water business service contracts with minimum volume commitments, and excludes variable consideration that is not estimated at contract inception, as discussed further below. We expect to recognize the total backlog during the remainder of 2018 and future periods as follows (in thousands):

Year	Estimated Revenue
2018	$258,435
2019	490,392
2020	319,533
2021	140,627
2022	132,015
Thereafter	276,818
Total	$1,617,820
Contract Estimates
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include the anticipated volumes of crude oil expected to be delivered by our customers for transport in future periods.
The nature of our contracts gives rise to several types of variable consideration, including PLA, volumetric charges for actual volumes delivered, overrun charges, and other fees that are contingent on the actual volumes delivered by our customers. As the amount of variable consideration is allocable to each distinct performance obligation within the series of performance obligations that comprise the single performance obligation and the uncertainty related to the consideration is resolved each month as the distinct service is provided, we do not estimate the total variable consideration for the single overall performance obligation. Consequently, we are able to include in the transaction price each month the actual amount of variable consideration because no uncertainty exists surrounding the services provided that month.
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

Contract Balances
The timing of revenue recognition, billings, and cash collections may result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on our condensed consolidated balance sheets. Revenue is generally billed and collected monthly based on services provided or commodity volumes sold. In our Crude Oil Transportation segment, we recognize shipper deficiencies, or deferred revenue, for barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers' agreed upon destination point. These shipper deficiencies are charged at the committed tariff rate per barrel and recorded as a contract liability until the barrels are physically transported and delivered, or when the likelihood that the customer will utilize the deficiency balance becomes remote. We also recognize contract liabilities, in the form of deferred revenue, under certain water business services contracts in the Gathering, Processing & Terminalling segment. Contract balances as of June 30, 2018 were as follows:

	June 30, 2018	January 1, 2018
	(in thousands)
Accounts receivable from contracts with customers	$64,890	$61,888
Other accounts receivable	149,083	56,727
Accounts receivable, net	$213,973	$118,615

Deferred revenue from contracts with customers (1)	$99,991	$88,471

(1)
Revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $4.2 million and $7.3 million, respectively. This revenue primarily represented the utilization of shipper deficiencies at Pony Express.

12. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of TGE. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TGE and the diluted weighted average number of Class A shares outstanding. The Exchange Right Holders refers to the group of persons who collectively own all TGE's outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of TGE Class B shares) for TGE Class A shares at an exchange ratio of one TGE Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right Holders primarily consist of Kelso & Company and its affiliated investment funds, The Energy & Minerals Group and its affiliated investment funds, and Tallgrass KC, LLC, which is an entity owned by certain members of TGE's management.
Pursuant to the TGE partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the three and six months ended June 30, 2017, the potential issuance of TGE Equity Participation Shares would have had a dilutive effect on basic net income per Class A share. Effective June 30, 2018 with the completion of the TEP Merger, as discussed in Note 1 – Description of Business, TEP's outstanding Equity Participation Units were converted to Equity Participation Shares at a ratio of 2.0 Equity Participation Shares for each outstanding TEP Equity Participation Unit. As of June 30, 2018, TGE has 1,957,974 outstanding Equity Participation Shares with a weighted average grant date fair value of $18.95, and expects to recognize $22.2 million of total compensation cost related to non-vested Equity Participation Shares over a weighted average period of 3.2 years. The potential issuance of TGE Equity Participation Shares would not have had a dilutive effect on the basic net income per Class A share for the three and six months ended June 30, 2018.

The following table illustrates the calculation of net income per Class A share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share
Net income attributable to TGE	$1,063	$8,753	$17,798	$20,782
Basic weighted average Class A Shares outstanding	59,397	58,075	58,745	58,075
Basic net income per Class A share	$0.02	$0.15	$0.30	$0.36
Diluted Net Income per Class A Share
Net income attributable to TGE	$1,063	$8,753	$17,798	$20,782
Incremental net income attributable to TGE including the effect of the assumed issuance of Equity Participation Shares	—	38	—	64
Net income attributable to TGE including incremental net income from assumed issuance of Equity Participation Shares	$1,063	$8,791	$17,798	$20,846
Basic weighted average Class A Shares outstanding	59,397	58,075	58,745	58,075
Equity Participation Shares equivalent shares	—	117	—	112
Diluted weighted average Class A Shares outstanding	59,397	58,192	58,745	58,187
Diluted net income per Class A Share	$0.02	$0.15	$0.30	$0.36
13. Regulatory Matters
There are no regulatory proceedings challenging the rates of Pony Express, Rockies Express, or Tallgrass Interstate Gas Transmission, LLC ("TIGT"). On June 29, 2018, Trailblazer Pipeline Company LLC ("Trailblazer") filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"), as further described below. We have also made certain regulatory filings with the FERC, including the following:
Pony Express
On May 22, 2017 and May 31, 2017, Pony Express made tariff filings with the FERC in Docket Nos. IS17-263-000, IS17-464-000, and IS17-465-000 to increase the contract and non-contract rates by an amount reflecting the FERC annual index adjustment of approximately 0.2%, which became effective July 1, 2017.
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
On April 11, 2018, Pony Express filed with the FERC in Docket No. IS18–267–000 certain changes to its tariffs to reflect additional contract rates from a new origin point in Platteville, Colorado, which became effective May 1, 2018.
On May 2, 2018, Pony Express filed with the FERC in Docket No. IS18-297-000 certain changes to its rules and regulations applicable to new intermediate off-system storage points, which became effective May 15, 2018.
On May 31, 2018, Pony Express made tariff filings with the FERC in Docket No. IS18-570-000 to increase the contract and non-contract rates by an amount reflecting the FERC annual index adjustment of approximately 4.4% which became effective July 1, 2018.

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
Increased Frequency of FL&U and PCT Adjustments - FERC Docket No. RP18-228
On December 1, 2017, in Docket No. RP18-228, Rockies Express made a filing with the FERC to increase the frequency in which it may adjust fixed fuel and lost and unaccounted for retainages and power cost tracker charges during the year so that its recovery of fixed fuel and lost and unaccounted for charges and power costs more closely track usage. Rockies Express proposed an effective date of April 1, 2018. The comment period ended on December 13, 2017, and no parties opposed Rockies Express' filing. On April 4, 2018, the FERC issued a letter order accepting Rockies Express' proposal, subject to certain modifications. Rockies Express submitted a compliance filing reflecting the approved tariff provisions and requested modifications on April 10, 2018. No comments on the compliance filing were submitted by the comment deadline of April 16, 2018. On April 18, 2018, the FERC issued an order accepting Rockies Express' compliance filing effective April 19, 2018.
2018 Annual FERC Fuel Tracking Filing - FERC Docket No. RP18-453
On February 20, 2018, in Docket No. RP18-453, Rockies Express made its annual fuel and power cost tracker filing with a proposed effective date of April 1, 2018. The FERC issued an order accepting the filing on March 19, 2018.
Cheyenne Hub Enhancement Project - FERC Docket CP18-103
On March 2, 2018, Rockies Express submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity authorizing the construction and operation of certain booster compressor units and ancillary facilities located at the Cheyenne Hub in Weld County, Colorado that will enable Rockies Express to provide a new hub service allowing for firm receipts and deliveries between Rockies Express and certain other interconnected pipelines at the Cheyenne Hub. Rockies Express filed this certificate application in conjunction with a concurrently filed certificate application by Cheyenne Connector, LLC ("Cheyenne Connector") for the Cheyenne Connector Pipeline Project further described below. The comment period for the Cheyenne Hub Enhancement Project closed on April 9, 2018. To date, various comments have been filed by market participants regarding the proposed project.
Cheyenne Connector
Cheyenne Connector Pipeline Project - FERC Docket CP18-102
On March 2, 2018, Cheyenne Connector, an indirect subsidiary of TGE, submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity to construct and operate a 70-mile 36 inch pipeline to transport natural gas from multiple gas processing plants in Weld County, Colorado to Rockies Express' Cheyenne Hub. The comment period for the Cheyenne Connector Pipeline Project closed on April 9, 2018. To date, various comments have been filed by market participants regarding the proposed project.

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
General Rate Case Filing - FERC Docket No. RP18-922-000, et seq.
On June 29, 2018, Trailblazer filed a general rate case with the FERC, which satisfies the requirement set forth in the settlement resolving Trailblazer's previous general rate case that Trailblazer file a new general rate case with rates to be effective no later than January 1, 2019. The June 29, 2018 filing reflects an overall increase to Trailblazer's cost of service. In the filing, Trailblazer is proposing to maintain its existing bifurcated firm transportation service rate design as well as its current tracking methodologies for the treatment of Fuel and Lost and Unaccounted For ("FL&U") gas and electric power costs. The proposed rates include an increase in rates on Trailblazer's Existing System Firm Transportation Service. The overall rate increase would be partially offset by a proposed decrease in rates for Expansion System Firm Transportation Service and interruptible services. Trailblazer is also proposing to include a cost recovery mechanism in its tariff to recover future eligible costs related to system safety, integrity, reliability, environmental and cybersecurity issues. Under the NGA and the FERC's regulations, Trailblazer's shippers and other interested parties, including the FERC's Trial Staff, have the right to challenge any aspect of Trailblazer's rate case filing. On July 11, 2018, four protests were filed that challenge various aspects of Trailblazer's rate case filing. FERC action remains pending.
On July 31, 2018, the FERC issued an Order accepting and suspending the rate case filing, and establishing hearing and settlement procedures. In the Order, the FERC approved the as-filed rate decreases for Expansion System Firm Transportation Service, as well as Trailblazer’s interruptible services, effective August 1, 2018. The Commission also established a paper hearing to examine the extent to which Trailblazer is entitled to an Income Tax Allowance. All remaining issues, including the proposed rate increases to Existing System Firm Transportation Service have been set for hearing and are accepted effective January 1, 2019, subject to refund.

14. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such matters will not have a material adverse impact on our business, financial position, results of operations, or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of June 30, 2018 or December 31, 2017.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We currently believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $7.6 million and $7.7 million at June 30, 2018 and December 31, 2017, respectively.
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
Pony Express
Pipeline Integrity
In connection with certain crack tool runs on the Pony Express System completed in 2015, 2016, and 2017, Pony Express completed approximately $18 million of remediation for anomalies identified on the Pony Express System associated with the initial conversion and commissioning of portions of the pipeline converted from natural gas to crude oil service. Remediation work was substantially complete as of March 31, 2018.
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

Natural Gas Transportation. The Natural Gas Transportation segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation segment includes our aggregate 75% membership interest in Rockies Express, inclusive of the additional 25.01% membership interest acquired effective February 7, 2018.
Crude Oil Transportation. The Crude Oil Transportation segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale, Denver-Julesburg and Powder River Basins, and other nearby oil producing basins.
Gathering, Processing & Terminalling. The Gathering, Processing & Terminalling segment is engaged in the ownership and operation of natural gas gathering and processing facilities that produce NGLs and residue gas sold in local wholesale markets or delivered into pipelines for transportation to additional end markets; our crude oil terminal services; water business services provided primarily to the oil and gas exploration and production industry; the transportation of NGLs; and Stanchion.
These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for their respective operations. During the second quarter of 2018, upon completion of the TEP Merger, management updated TGE's internal reporting. Beginning in the second quarter of 2018, we consider Adjusted EBITDA, as described below, to be our primary segment performance measure.
We consider Adjusted EBITDA to be our primary segment performance measure as we believe it is the most meaningful measure to assess our financial condition and results of operations as a public entity. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments and deficiency payments received from or utilized by our customers. Adjusted EBITDA is calculated and presented at the Tallgrass Equity level, before consideration of noncontrolling interest associated with the Exchange Right Holders, which we believe provides investors the most complete picture of our overall financial and operational results.
The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$34,929	$(1,462)	$33,467	$33,110	$(1,442)	$31,668
Crude Oil Transportation	112,792	(9,425)	103,367	95,745	—	95,745
Gathering, Processing & Terminalling	63,612	(6,857)	56,755	36,372	(2,922)	33,450
Corporate and Other	—	—	—	—	—	—
Total revenue	$211,333	$(17,744)	$193,589	$165,227	$(4,364)	$160,863

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$71,131	$(3,320)	$67,811	$69,538	$(2,887)	$66,651
Crude Oil Transportation	202,758	(12,744)	190,014	180,739	—	180,739
Gathering, Processing & Terminalling	127,450	(12,592)	114,858	63,679	(5,806)	57,873
Corporate and Other	—	—	—	—	—	—
Total revenue	$401,339	$(28,656)	$372,683	$313,956	$(8,693)	$305,263

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$61,084	$(745)	$60,339	$39,356	$(409)	$38,947
Crude Oil Transportation	28,505	(235)	28,270	33,791	1,210	35,001
Gathering, Processing & Terminalling	6,167	980	7,147	6,683	(801)	5,882
Corporate and Other	(6,233)	—	(6,233)	(8,775)	—	(8,775)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			44,554			12,122
Less:
Interest expense, net (1)			(12,403)			(7,010)
Depreciation and amortization expense (1)			(9,942)			(6,397)
Distributions from unconsolidated investments (1)			(53,808)			(16,981)
Non-cash loss related to derivative instruments (1)			(559)			(24)
Non-cash compensation expense (1)			(1,009)			(483)
Loss on disposal of assets (1)			(103)			(37)
Deficiency payments, net (1)			43			(2,347)
Deferred income tax expense			(16,809)			(9,676)
Net income attributable to Exchange Right Holders			(38,424)			(31,469)
Net income attributable to TGE			$1,063			$8,753

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$131,736	$(1,480)	$130,256	$64,871	$(819)	$64,052
Crude Oil Transportation	63,376	1,151	64,527	68,359	2,410	70,769
Gathering, Processing & Terminalling	16,323	329	16,652	11,834	(1,591)	10,243
Corporate and Other	(18,502)	—	(18,502)	(15,741)	—	(15,741)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			76,967			18,012
Gain on disposal of assets (1)			3,109			376
Non-cash gain related to derivative instruments (1)			313			664
Less:
Interest expense, net (1)			(23,189)			(12,510)
Depreciation and amortization expense (1)			(18,438)			(12,607)
Distributions from unconsolidated investments (1)			(97,299)			(25,730)
Non-cash compensation expense (1)			(1,971)			(950)
Deficiency payments, net (1)			(3,737)			(6,903)
Deferred income tax expense			(23,501)			(12,340)
Net income attributable to Exchange Right Holders			(87,389)			(56,553)
Net income attributable to TGE			$17,798			$20,782

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

	Six Months Ended June 30,
Capital Expenditures:	2018	2017
	(in thousands)
Natural Gas Transportation	$72,882	$8,368
Crude Oil Transportation	24,945	18,189
Gathering, Processing & Terminalling	76,342	27,438
Corporate and Other	2,106	—
Total capital expenditures	$176,275	$53,995

Assets:	June 30, 2018	December 31, 2017
	(in thousands)
Natural Gas Transportation	$2,187,783	$1,606,666
Crude Oil Transportation	1,419,144	1,407,758
Gathering, Processing & Terminalling	1,239,021	943,340
Corporate and Other	332,248	334,249
Total assets	$5,178,196	$4,292,013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report, unless the context otherwise requires, "we," "us," "our," "TGE" and similar terms refer to Tallgrass Energy, LP (formerly known as Tallgrass Energy GP, LP), together with its consolidated subsidiaries (including Tallgrass Equity, LLC, Tallgrass Energy Partners, LP and their respective subsidiaries). The term our "general partner" refers to Tallgrass Energy GP, LLC (formerly known as TEGP Management, LLC). References to "Tallgrass Equity" refer to Tallgrass Equity, LLC, references to "TEP" refer to Tallgrass Energy Partners, LP, and references to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TGE's "Business" in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "2017 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 13, 2018.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay dividends to our Class A shareholders;

•	our expected receipt of, and amounts of, distributions from Tallgrass Equity;

•	our ability to complete and integrate acquisitions, including integrating the acquisitions discussed in Note 3 – Acquisitions and Dispositions;

•
the demand for our services, including crude oil transportation, storage, and terminalling services; natural gas transportation, storage, gathering and processing services; and water business services, as well as our ability to successfully contract or re-contract with our customers;

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
Overview
TGE is a limited partnership that owns, operates, acquires and develops midstream energy assets in North America and has elected to be treated as a corporation for U.S. federal income tax purposes.
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity") in which we directly own an approximate 55.28% membership interest as of August 2, 2018. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
Our reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering and processing facilities; crude oil storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; the transportation of NGLs; and the marketing of crude oil and NGLs.

Recent Developments
TGE Dividend Announced
On July 9, 2018, the board of directors of our general partner declared a cash dividend for the quarter ended June 30, 2018 of $0.4975 per Class A share. The dividend will be paid on August 14, 2018, to Class A shareholders of record on July 31, 2018.

Merger Agreement
On March 26, 2018, TGE entered into the Merger Agreement with Tallgrass Equity, TEP, TEP GP, and Razor Merger Sub, LLC, a Delaware limited liability company. The TEP Merger was completed effective June 30, 2018, and as a result, 47,693,097 TEP common units held by the public were converted into the right to receive Class A shares of TGE at an exchange ratio of 2.0 Class A shares for each outstanding TEP common unit, TEP's incentive distribution rights were cancelled, TEP's common units are no longer publicly traded, and 100% of TEP's equity interests are now owned by Tallgrass Equity and its subsidiaries. The TEP Merger was accounted for as an acquisition of noncontrolling interest. Following consummation of the TEP Merger, TGE changed its name from "Tallgrass Energy GP, LP" to "Tallgrass Energy, LP" and began trading on the New York Stock Exchange under the ticker symbol "TGE" on July 2, 2018.
TEP Revolving Credit Facility Amendment and Termination of Tallgrass Equity Credit Facility
On July 26, 2018, TEP and certain of its subsidiaries entered into Amendment No. 1 (the "Amendment") to its existing revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent, and a syndicate of lenders (the "Credit Agreement"). The Amendment modified certain provisions of the Credit Agreement to, among other things, (i) increase the available amount of the TEP revolving credit facility to $2.25 billion, (ii) reduce certain applicable margins in the pricing grids used to determine the interest rate and revolving credit commitment fees, (iii) modify the use of proceeds to allow TEP to pay off the Tallgrass Equity revolving credit facility, and (iv) increase the maximum total leverage ratio to 5.50 to 1.00. In connection with the Amendment, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility on July 26, 2018.
How We Evaluate Our Operations
We evaluate our results using, among other measures, contract profile and volumes, operating costs and expenses, Adjusted EBITDA and Cash Available for Dividends. Adjusted EBITDA and Cash Available for Dividends are non-GAAP measures and are defined below.
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
Adjusted EBITDA and Cash Available for Dividends
Adjusted EBITDA and Cash Available for Dividends are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded midstream infrastructure companies, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make dividends to our shareholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various expansion and growth opportunities.
We believe that the presentation of Adjusted EBITDA and Cash Available for Dividends provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and Cash Available for Dividends should not be considered alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP, nor should Adjusted EBITDA and Cash Available for Dividends be considered alternatives to available cash or other definitions in our partnership agreement. Adjusted EBITDA and Cash Available for Dividends have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because Adjusted EBITDA and Cash Available for Dividends may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and Cash Available for Dividends may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Non-GAAP Financial Measures
We generally define Adjusted EBITDA as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments and deficiency payments received from or utilized by our customers. We also use Cash Available for Dividends, which we generally define as Adjusted EBITDA, less cash interest costs, maintenance capital expenditures, distributions to noncontrolling interests in excess of earnings allocated to noncontrolling interests, and certain cash reserves permitted by our governing documents. Adjusted EBITDA and Cash Available for Dividends are both calculated and presented at the Tallgrass Equity level, before consideration of noncontrolling interest associated with the Exchange Right Holders or calculating distributions from Tallgrass Equity to us, on one hand, and to the Exchange Right Holders, on the other. We believe calculating these measures at Tallgrass Equity provides investors the most complete picture of our overall financial and operational results and provides a consistent metric for period over period comparisons that is not impacted by any future exercises by the Exchange Right Holders of the Exchange Right, which does not have a dilutive effect on TGE's net income per share.
Maintenance capital expenditures are cash expenditures incurred (including expenditures for the construction or development of new capital assets) that we expect to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements, and are presented net of noncontrolling interest and reimbursements. We collect deficiency payments for volumes committed by our customers to be transported in a month but not physically received for transport or delivered to the customers' agreed upon destination point. These deficiency payments are recorded as a deferred liability until the barrels are physically transported and delivered, or when the likelihood that the customer will utilize the deficiency balance becomes remote.

Cash Available for Dividends and Adjusted EBITDA are not presentations made in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities and a reconciliation of Cash Available for Dividends to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Net Income
Net income attributable to TGE	$1,063	$8,753	$17,798	$20,782
Add:
Interest expense, net (1)	12,403	7,010	23,189	12,510
Depreciation and amortization expense (1)	9,942	6,397	18,438	12,607
Distributions from unconsolidated investments (1)	53,808	16,981	97,299	25,730
Deficiency payments, net (1)	(43)	2,347	3,737	6,903
Non-cash compensation expense (1)(2)	1,009	483	1,971	950
Deferred income tax expense	16,809	9,676	23,501	12,340
Net income attributable to Exchange Right Holders	38,424	31,469	87,389	56,553
Less:
Equity in earnings of unconsolidated investments (1)	(44,554)	(12,122)	(76,967)	(18,012)
Loss (gain) on disposal of assets (1)	103	37	(3,109)	(376)
Non-cash loss (gain) related to derivative instruments (1)	559	24	(313)	(664)
Gain on remeasurement of unconsolidated investment (1)	—	—	—	—
Tallgrass Equity Adjusted EBITDA	$89,523	$71,055	$192,933	$129,323
Reconciliation of Tallgrass Equity Adjusted EBITDA and Cash Available for Dividends to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$179,660	$135,804	$331,260	$237,970
Add:
Interest expense, net (1)	12,403	7,010	23,189	12,510
Other, including changes in operating working capital (1)	(102,540)	(71,759)	(161,516)	(121,157)
Tallgrass Equity Adjusted EBITDA	$89,523	$71,055	$192,933	$129,323
Less:
Cash interest cost (1)	(11,899)	(6,579)	(22,181)	(11,642)
Maintenance capital expenditures, net (1)	(2,745)	(1,133)	(3,771)	(1,150)
Tallgrass Equity Cash Available for Dividends	$74,879	$63,343	$166,981	$116,531

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

(2)
Represents TGE's portion of non-cash compensation expense related to Equity Participation Shares and TEP's Equity Participation Units, excluding amounts allocated to TD prior to the merger of TD into Tallgrass Development Holdings, LLC, a wholly-owned subsidiary of Tallgrass Equity, on February 7, 2018.

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$16,882	$14,726	$36,266	$32,894
Add:
Depreciation and amortization expense (2)	1,767	1,359	3,338	2,718
Distributions from unconsolidated investment (2)	52,913	16,818	96,404	25,369
Other, net (2)	471	282	1,047	352
Less:
Adjusted EBITDA attributable to noncontrolling interests	(10,949)	6,171	(5,319)	3,571
Non-cash gain related to derivative instruments (2)	—	—	—	(33)
Tallgrass Equity Segment Adjusted EBITDA	$61,084	$39,356	$131,736	$64,871
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$65,714	$50,259	$112,241	$93,984
Add:
Depreciation and amortization expense (2)	4,953	3,790	9,301	7,561
Deficiency payments, net (2)	(393)	1,987	2,248	5,866
Less:
Adjusted EBITDA attributable to noncontrolling interests	(41,769)	(22,250)	(60,414)	(38,872)
Non-cash loss (gain) related to derivative instruments (2)	—	5	—	(180)
Tallgrass Equity Segment Adjusted EBITDA	$28,505	$33,791	$63,376	$68,359
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Gathering, Processing & Terminalling Segment (1)
Operating income	$5,722	$6,777	$29,027	$11,883
Add:
Depreciation and amortization expense (2)	2,794	1,248	5,148	2,328
Non-cash loss (gain) related to derivative instruments (2)	559	19	(313)	79
Distributions from unconsolidated investments (2)	895	163	895	361
Deficiency payments, net (2)	209	360	1,223	1,037
Other, net (2)	—	143	—	143
Less:
Loss (gain) on disposal of assets (2)	103	37	(3,109)	(376)
Adjusted EBITDA attributable to noncontrolling interests	(4,115)	(2,064)	(16,548)	(3,621)
Tallgrass Equity Segment Adjusted EBITDA	$6,167	$6,683	$16,323	$11,834
Total Tallgrass Equity Segment Adjusted EBITDA	$95,756	$79,830	$211,435	$145,064
Corporate general and administrative costs	(6,233)	(8,775)	(18,502)	(15,741)
Total Tallgrass Equity Adjusted EBITDA	$89,523	$71,055	$192,933	$129,323

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

(2)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.
Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Natural Gas Transportation Segment:
Gas transportation average firm contracted volumes (MMcf/d) (1)	1,563	1,495	1,704	1,603
Crude Oil Transportation Segment:
Crude oil transportation average contracted capacity (Bbls/d)	307,096	301,932	305,348	300,265
Crude oil transportation average throughput (Bbls/d)	348,220	273,732	319,141	267,851
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	119	105	118	104
Freshwater average volumes (Bbls/d)	25,203	107,776	35,357	86,265
Produced water gathering and disposal average volumes (Bbls/d)	91,984	16,561	88,695	13,161

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Crude oil transportation services	$101,166	$89,855	$185,904	$174,186
Natural gas transportation services	31,474	29,429	63,670	61,114
Sales of natural gas, NGLs, and crude oil	37,250	22,918	75,395	38,299
Processing and other revenues	23,699	18,661	47,714	31,664
Total Revenues	193,589	160,863	372,683	305,263
Operating Costs and Expenses:
Cost of sales	27,694	19,386	54,045	31,756
Cost of transportation services	12,664	14,758	23,084	28,261
Operations and maintenance	18,440	15,254	34,839	28,157
Depreciation and amortization	27,690	22,091	53,813	43,494
General and administrative	19,085	15,334	37,511	29,551
Taxes, other than income taxes	8,462	6,912	17,341	15,138
Loss (gain) on disposal of assets	279	184	(9,138)	(1,264)
Total Operating Costs and Expenses	114,314	93,919	211,495	175,093
Operating Income	79,275	66,944	161,188	130,170
Other Income (Expense):
Equity in earnings of unconsolidated investments	78,187	42,741	146,589	63,479
Interest expense, net	(31,282)	(21,114)	(61,043)	(37,131)
Other income, net	330	272	781	2,227
Total Other Income (Expense)	47,235	21,899	86,327	28,575
Net income before tax	126,510	88,843	247,515	158,745
Deferred income tax expense	(16,809)	(9,676)	(23,501)	(12,340)
Net income	109,701	79,167	224,014	146,405
Net income attributable to noncontrolling interests	(108,638)	(70,414)	(206,216)	(125,623)
Net income attributable to TGE	$1,063	$8,753	$17,798	$20,782
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues. Total revenues were $193.6 million for the three months ended June 30, 2018, compared to $160.9 million for the three months ended June 30, 2017, which represents an increase of $32.7 million, or 20%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $27.2 million, $17.0 million, and $1.8 million in the Gathering, Processing & Terminalling, Crude Oil Transportation, and Natural Gas Transportation segments, respectively, as discussed further below, partially offset by a $13.3 million increase in eliminations of intersegment revenue.
Operating costs and expenses. Operating costs and expenses were $114.3 million for the three months ended June 30, 2018 compared to $93.9 million for the three months ended June 30, 2017, which represents an increase of $20.4 million, or 22%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $28.3 million and $1.6 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $9.2 million and $0.3 million in the Corporate and Other and Natural Gas Transportation segments, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $13.4 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $3.0 million increase in corporate general and administrative costs due to $5.0 million in expenses at TEP and Tallgrass Equity attributable to the Merger Agreement and the transactions contemplated by the Merger Agreement and a $1.2 million increase in depreciation and amortization costs due to the administrative assets acquired from TD in February 2018.

Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $78.2 million and $42.7 million for the three months ended June 30, 2018 and 2017, respectively. Equity in earnings of unconsolidated investments of $78.2 million for three months ended June 30, 2018 primarily reflects our portion of earnings and the $9.7 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, inclusive of the additional 25.01% membership interest acquired in February 2018, as well as $1.3 million and $0.7 million of equity in earnings related to our 51% membership interest in Pawnee and 63% membership interest in BNN Colorado Water, LLC ("BNN Colorado"), respectively. Equity in earnings of unconsolidated investments of $42.7 million for the three months ended June 30, 2017 primarily reflects our portion of earnings and the $6.6 million of amortization of a negative basis difference associated with our 49.99% membership interest in Rockies Express, as well as $0.7 million of equity in earnings related to our 20% membership interest in Deeprock Development.
Interest expense, net. Interest expense of $31.3 million for the three months ended June 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017 and December 11, 2017. Interest expense of $21.1 million for the three months ended June 30, 2017 was primarily composed of interest and fees associated with TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2017 and 2018 acquisitions, as well as the higher borrowing rate on the 2024 and 2028 Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended June 30, 2018 and 2017 was $0.3 million.
Deferred income tax expense. Deferred income tax expense for the three months ended June 30, 2018 was $16.8 million, compared to deferred income tax expense of $9.7 million for the three months ended June 30, 2017. The increase in deferred income tax expense was a result of our increased ownership in TEP due to the TEP Merger and the resulting increase in income allocated to TGE.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues. Total revenues were $372.7 million for the six months ended June 30, 2018, compared to $305.3 million for the six months ended June 30, 2017, which represents an increase of $67.4 million, or 22%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $63.8 million, $22.0 million, and $1.6 million in the Gathering, Processing & Terminalling, Crude Oil Transportation, and Natural Gas Transportation segments, respectively, as discussed further below, partially offset by a $20.0 million increase in eliminations of intersegment revenue.
Operating costs and expenses. Operating costs and expenses were $211.5 million for the six months ended June 30, 2018 compared to $175.1 million for the six months ended June 30, 2017, which represents an increase of $36.4 million, or 21%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $46.6 million and $3.8 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $12.2 million and $1.8 million in the Corporate and Other and Natural Gas Transportation segments, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $20.0 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $5.9 million increase in corporate general and administrative costs and a $1.9 million increase in depreciation and amortization costs due to the administrative assets acquired from TD in February 2018. The increase in corporate general and administrative costs was due to $7.1 million in expenses at TEP and Tallgrass Equity attributable to the Merger Agreement and the transactions contemplated by the Merger Agreement and Tallgrass Equity's acquisition of an additional 25.01% membership interest in Rockies Express and additional TEP common units.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $146.6 million and $63.5 million for the six months ended June 30, 2018 and 2017, respectively. Equity in earnings of unconsolidated investments of $146.6 million for six months ended June 30, 2018 primarily reflects our portion of earnings and the $18.1 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, inclusive of the additional 25.01% membership interest acquired in February 2018, as well as $2.0 million and $1.3 million of equity in earnings related to our 63% membership interest in BNN Colorado and 51% membership interest in Pawnee. Equity in earnings of unconsolidated investments of $63.5 million for the six months ended June 30, 2017 primarily reflects our portion of earnings and the $10.1 million of amortization of a negative basis difference associated with our 49.99% membership interest in Rockies Express, as well as $1.4 million of equity in earnings related to our 20% membership interest in Deeprock Development.

Interest expense, net. Interest expense of $61.0 million for the six months ended June 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017 and December 11, 2017. Interest expense of $37.1 million for the six months ended June 30, 2017 was primarily composed of interest and fees associated with TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2017 and 2018 acquisitions, as well as the higher borrowing rate on the 2024 and 2028 Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the six months ended June 30, 2018 was $0.8 million compared to $2.2 million for the six months ended June 30, 2017. Other income of $2.2 million for the six months ended June 30, 2017 included a $1.9 million unrealized gain on derivative instrument related to the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express as discussed further in Note 8 – Risk Management.
Deferred income tax expense. Deferred income tax expense for the six months ended June 30, 2018 was $23.5 million, compared to deferred income tax expense of $12.3 million for the six months ended June 30, 2017. The increase in deferred income tax expense was a result of our increased ownership in TEP due to the TEP Merger and the resulting increase in income allocated to TGE.
The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Natural gas transportation services	$32,936	$30,871	$66,990	$64,001
Sales of natural gas, NGLs, and crude oil	108	539	345	2,190
Processing and other revenues	1,885	1,700	3,796	3,347
Total revenues	34,929	33,110	71,131	69,538
Operating costs and expenses:
Cost of sales	88	521	431	1,591
Cost of transportation services	822	482	954	1,242
Operations and maintenance	7,324	7,910	13,487	14,388
Depreciation and amortization	4,851	4,792	9,678	9,575
General and administrative	3,957	3,560	7,891	7,354
Taxes, other than income taxes	1,005	1,119	2,424	2,494
Total operating costs and expenses	18,047	18,384	34,865	36,644
Operating income	$16,882	$14,726	$36,266	$32,894

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues. Natural Gas Transportation segment revenues were $34.9 million for the three months ended June 30, 2018, compared to $33.1 million for the three months ended June 30, 2017, which represents an increase of $1.8 million, or 5%, in segment revenues due to a $2.1 million increase in natural gas transportation services driven by increased revenue associated with increased volumes shipped due to increased throughput and contracted capacity in the second quarter of 2018, partially offset by a $0.4 million decrease in the sale of natural gas.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $18.0 million for the three months ended June 30, 2018, compared to $18.4 million for the three months ended June 30, 2017, which represents a decrease of $0.3 million, or 2%. The overall decrease in operating costs and expenses was primarily due to a decrease of $0.6 million in operations and maintenance costs driven by the timing of pipeline integrity work and a $0.4 million decrease in cost of sales driven by decreased volumes of natural gas sold, partially offset by a $0.4 million increase in general and administrative expenses and a $0.3 million increase in cost of transportation services.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues. Natural Gas Transportation segment revenues were $71.1 million for the six months ended June 30, 2018, compared to $69.5 million for the six months ended June 30, 2017, which represents an increase of $1.6 million, or 2%, in segment revenues due to a $3.0 million increase in natural gas transportation services due to increased revenue associated with increased throughput and contracted capacity in the second quarter of 2018 and colder weather in the first quarter of 2018, both resulting in higher volumes transported during the six months ended June 30, 2018, partially offset by a $1.8 million decrease in sales of natural gas driven by decreased volumes sold.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $34.9 million for the six months ended June 30, 2018, compared to $36.6 million for the six months ended June 30, 2017, which represents a decrease of $1.8 million, or 5%. The overall decrease in operating costs and expenses was primarily due to a $1.2 million decrease in cost of sales driven by decreased volumes of natural gas sold and a $0.9 million decrease in operations and maintenance costs driven by the timing of pipeline integrity work, partially offset by a $0.5 million increase in general and administrative expenses.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Crude oil transportation services	$110,591	$89,855	$198,648	$174,186
Sales of natural gas, NGLs, and crude oil	2,066	5,890	3,975	6,553
Processing and other revenues	135	—	135	—
Total revenues	112,792	95,745	202,758	180,739
Operating costs and expenses:
Cost of sales	2,029	5,335	3,995	5,335
Cost of transportation services	17,647	13,869	32,034	27,751
Operations and maintenance	3,010	3,194	5,880	6,072
Depreciation and amortization	13,593	13,088	26,959	26,103
General and administrative	4,320	4,804	8,812	9,998
Taxes, other than income taxes	6,479	5,196	12,837	11,496
Total operating costs and expenses	47,078	45,486	90,517	86,755
Operating income	$65,714	$50,259	$112,241	$93,984

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues. Crude Oil Transportation segment revenues were $112.8 million for the three months ended June 30, 2018, compared to $95.7 million for the three months ended June 30, 2017, which represents an increase of $17.0 million, or 18%, in segment revenues driven by a $20.7 million increase in crude oil transportation services, partially offset by a $3.8 million decrease in sales of crude oil primarily due to decreased volumes sold during the three months ended June 30, 2018. The increase in crude oil transportation revenue was primarily driven by a $13.0 million increase in committed volume shipments and a $9.1 million increase in walk-up barrels shipped during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. These increases were partially offset by a $6.4 million net decrease in revenue from a committed shipper that extended its contract during the fourth quarter of 2017, thereby paying a lower tariff rate, which was partially offset by increased volumes shipped.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $47.1 million for the three months ended June 30, 2018 compared to $45.5 million for the three months ended June 30, 2017, which represents an increase of $1.6 million, or 3%. The overall increase in operating costs and expenses was primarily driven by a $3.8 million increase in cost of transportation services driven by higher throughput volumes during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and a $1.3 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates. These increases were partially offset by a $3.3 million decrease in cost of sales driven by decreased volumes sold and a $0.5 million decrease in general and administrative expenses.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues. Crude Oil Transportation segment revenues were $202.8 million for the six months ended June 30, 2018, compared to $180.7 million for the six months ended June 30, 2017, which represents an increase of $22.0 million, or 12%, in segment revenues driven by a $24.5 million increase in crude oil transportation services, partially offset by a $2.6 million decrease in sales of crude oil primarily due to decreased volumes sold during the six months ended June 30, 2018. The increase in crude oil transportation revenue was primarily driven by a $19.1 million increase in committed volume shipments and a $12.4 million increase in walk-up barrels shipped during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were partially offset by a $12.8 million net decrease in revenue from a committed shipper that extended its contract during the fourth quarter of 2017, thereby paying a lower tariff rate, which was partially offset by increased volumes shipped.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $90.5 million for the six months ended June 30, 2018 compared to $86.8 million for the six months ended June 30, 2017, which represents an increase of $3.8 million, or 4%. The overall increase in operating costs and expenses was primarily driven by a $4.3 million increase in cost of transportation services driven by higher throughput volumes during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and a $1.3 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates. These increases were partially offset by a $1.3 million decrease in cost of sales driven by decreased volumes sold and a $1.2 million decrease in general and administrative expenses.

The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data - Gathering, Processing & Terminalling (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$35,076	$16,489	$71,075	$29,556
Processing and other revenues	28,536	19,883	56,375	34,123
Total revenues	63,612	36,372	127,450	63,679
Operating costs and expenses:
Cost of sales	25,698	13,627	50,264	25,028
Cost of transportation services	11,818	4,674	18,107	7,763
Operations and maintenance	8,106	4,150	15,472	7,697
Depreciation and amortization	8,070	4,211	15,364	7,816
General and administrative	2,941	2,152	6,274	3,608
Taxes, other than income taxes	978	597	2,080	1,148
Loss (gain) on disposal of assets	279	184	(9,138)	(1,264)
Total operating costs and expenses	57,890	29,595	98,423	51,796
Operating income	$5,722	$6,777	$29,027	$11,883

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues. Gathering, Processing & Terminalling segment revenues were $63.6 million for the three months ended June 30, 2018, compared to $36.4 million for the three months ended June 30, 2017, which represents a $27.2 million, or 75%, increase in segment revenues. The increase in segment revenues was primarily due to a $18.6 million increase in sales of natural gas, NGLs, and crude oil and a $8.7 million increase in processing and other revenues. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased sales of NGLs of $13.3 million primarily due to higher throughput volumes and increased volumes sold driven by the Douglas Gathering System acquisition in June 2017 and higher NGL prices, (ii) crude oil sales of $2.9 million at Stanchion during the second quarter of 2018, and (iii) increased sales of natural gas of $2.4 million due to sales of residue gas from the Douglas Gathering System. The increase in processing and other revenues was driven by (i) increased terminal services revenue of $6.5 million driven by the acquisition of Deeprock North in January 2018 and the acquisition of a controlling interest in and subsequent consolidation of Deeprock Development in July 2017; (ii) increased processing fee income of $1.6 million primarily driven by changes in the accounting treatment of certain commodities retained as consideration for processing services to processing fee revenue beginning January 1, 2018 as discussed further in Note 11 – Revenue from Contracts with Customers; and (iii) increased water business services revenue of $0.6 million driven by increased produced water disposal volumes, partially offset by decreased fresh water transportation volumes.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $57.9 million for the three months ended June 30, 2018 compared to $29.6 million for the three months ended June 30, 2017, which represents an increase of $28.3 million, or 96%. The increase in operating costs and expenses was primarily driven by (i) a $12.1 million increase in cost of sales primarily driven by higher prices, higher producer settlements, and higher NGL sales attributable to the acquisition of the Douglas Gathering System as discussed above, (ii) increases of $4.0 million, $3.9 million, and $0.8 million in operations and maintenance costs, depreciation and amortization, and general and administrative costs, respectively, all primarily driven by the 2018 acquisitions of BNN North Dakota and Deeprock North and the 2017 acquisitions of the Douglas Gathering System and Deeprock Development, and (iii) an increase of $7.1 million in cost of transportation services due to crude oil transportation fees paid by Stanchion during the three months ended June 30, 2018, partially offset by decreased fresh water transportation volumes.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues. Gathering, Processing & Terminalling segment revenues were $127.5 million for the six months ended June 30, 2018, compared to $63.7 million for the six months ended June 30, 2017, which represents a $63.8 million, or 100%, increase in segment revenues. The increase in segment revenues was primarily due to a $41.5 million increase in sales of natural gas, NGLs, and crude oil and a $22.3 million increase in processing and other revenues. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased sales of NGLs of $23.7 million primarily due to higher throughput volumes and increased volumes sold driven by the Douglas Gathering System acquisition in June 2017, (ii) increased sales of natural gas of $10.4 million due to sales of residue gas from the Douglas Gathering System, and (iii) crude oil sales of $7.2 million at Stanchion during the six months ended June 30, 2018. The increase in processing and other revenues was driven by (i) increased terminal services revenue of $12.2 million driven by the acquisition of Deeprock North in January 2018 and the acquisition of a controlling interest in and subsequent consolidation of Deeprock Development in July 2017; (ii) increased water business services revenue of $6.8 million driven by the acquisition of BNN North Dakota in January 2018 and increased produced water disposal volumes; and (iii) increased processing fee income of $3.3 million primarily driven by changes in the accounting treatment of certain commodities retained as consideration for processing services to processing fee revenue beginning January 1, 2018 as discussed further in Note 11 – Revenue from Contracts with Customers.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $98.4 million for the six months ended June 30, 2018 compared to $51.8 million for the six months ended June 30, 2017, which represents an increase of $46.6 million, or 90%. The increase in operating costs and expenses was primarily driven by (i) a $25.2 million increase in cost of sales primarily due to higher NGL prices, higher throughput volumes, and increased volumes sold driven by the Douglas Gathering System acquisition as discussed above, (ii) increases of $7.8 million, $7.5 million, and $2.7 million in operations and maintenance costs, depreciation and amortization, and general and administrative costs, respectively, all primarily driven by the 2018 acquisitions of BNN North Dakota and Deeprock North and the 2017 acquisitions of the Douglas Gathering System and Deeprock Development, and (iii) an increase of $10.3 million in cost of transportation services due to crude oil transportation fees paid by Stanchion during the six months ended June 30, 2018, partially offset by decreased fresh water transportation volumes. The increase in operating costs and expenses was partially offset by the $9.1 million gain on the disposal of TCG during the six months ended June 30, 2018, compared to the $1.3 million gain on disposal of assets during the six months ended June 30, 2017.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended June 30, 2018 were borrowings under TEP's revolving credit facility and cash generated from operations. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under TEP's revolving credit facility; and

•	future issuances of additional equity and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP's revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash dividends to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities. For additional information regarding our revolving credit facilities and senior unsecured notes, see Note 9 – Long-term Debt. For additional information regarding our equity transactions, see Note 10 – Partnership Equity.
Our total liquidity as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash on hand	$5,031	$2,593

Total capacity under the TEP revolving credit facility (1)	1,750,000	1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility (2)	(924,000)	(661,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	(94)
Available capacity under the TEP revolving credit facility	825,906	1,088,906
Total capacity under the Tallgrass Equity revolving credit facility	$150,000	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility (3)	(125,000)	(146,000)
Available capacity under the Tallgrass Equity revolving credit facility	$25,000	$4,000
Total liquidity	$855,937	$1,095,499

(1)	In July 2018, the TEP revolving credit facility was amended, increasing the total capacity to $2.25 billion. See Note 9 – Long-term Debt for additional information.

(2)
As of July 27, 2018, outstanding borrowings under the TEP revolving credit facility were approximately $1.466 billion. The increase in outstanding borrowings from June 30, 2018 was primarily driven by increased borrowings to fund our portion of the repayment of senior notes at Rockies Express, as discussed in Note 7 - Investments in Unconsolidated Affiliates, as well as the repayment of the outstanding borrowings under the Tallgrass Equity revolving credit facility.

(3)	On July 26, 2018, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable, accounts payable and deferred revenue. We manage our working capital needs through borrowings and repayments of borrowings under TEP's revolving credit facility. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable. Factors impacting deferred revenue include the volume of barrels transported, the amount of deficiency payments received, and the volume of prior deficiencies utilized during the period.
As of June 30, 2018, we had a working capital deficit of $133.1 million compared to a working capital deficit of $101.6 million at December 31, 2017, which represents an increase in the working capital deficit of $31.6 million. The overall increase in the working capital deficit was primarily attributable to changes in the following components:

•	an increase in accounts payable of $97.8 million primarily due to crude oil purchases at Stanchion, as well as payables related to BNN North Dakota acquired in January 2018;

•	an increase in accrued interest of $21.3 million primarily due to increased borrowings under the revolving credit facilities and timing of interest payments; and

•	an increase in deferred revenue of $11.5 million primarily from deficiency payments collected by Pony Express and deferred revenue at BNN North Dakota, acquired in January 2018.
These working capital decreases were partially offset by:

•	an increase in accounts receivable of $95.4 million primarily due to crude oil sales at Stanchion, as well as receivables related to BNN North Dakota acquired in January 2018; and

•	a decrease in accounts payable of $5.3 million to related parties, as payroll and other administrative activity was moved to TEP from TD during the first quarter of 2018.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$331,260	$237,970
Investing activities	$(269,861)	$(727,034)
Financing activities	$(58,961)	$487,478
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Operating Activities. Cash flows provided by operating activities were $331.3 million and $238.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash flows provided by operating activities of $93.3 million was primarily driven by an $82.2 million increase in distributions received from unconsolidated affiliates, primarily Rockies Express, as a result of our increased membership interest effective March 31, 2017 and February 7, 2018.
Investing Activities. Cash flows used in investing activities were $269.9 million for the six months ended June 30, 2018, primarily driven by:

•
capital expenditures of $176.3 million, primarily due to spending on the Cheyenne Connector, a new 70-mile natural gas pipeline located in Colorado, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express system, construction of the Buckingham Terminal expansion, and construction of the Guernsey, Natoma, and Grasslands Terminals;

•	cash outflows of $95.0 million for the acquisition of BNN North Dakota;

•	cash outflows of $30.6 million for the acquisition of a 51% membership interest in Pawnee;

•	contributions to unconsolidated investments in the amount of $22.5 million, primarily to fund our share of capital projects at Iron Horse and BNN Colorado; and

•	cash outflows of $19.5 million for the acquisition of a 38% membership interest in Deeprock North.
These cash outflows were partially offset by cash inflows of:

•	$50.0 million from the sale of TCG; and

•	$36.5 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $727.0 million for the six months ended June 30, 2017, primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas;

•	cash outflows of $128.5 million for the acquisition of the Douglas Gathering System;

•
capital expenditures of $54.0 million, primarily due to spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System as discussed in Note 14 – Legal and Environmental Matters; and

•	contributions to Rockies Express in the amount of $17.8 million, primarily to fund remaining costs associated with the Zone 3 Capacity Enhancement project at Rockies Express.
These cash outflows were partially offset by $27.3 million of distributions from Rockies Express in excess of cumulative earnings recognized.

Financing Activities. Cash flows used in financing activities were $59.0 million for the six months ended June 30, 2018, primarily driven by:

•
distributions to noncontrolling interests of $198.8 million, consisting of distributions to TEP unitholders of $97.7 million, Tallgrass Equity distributions to the Exchange Right Holders of $98.2 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $2.9 million;

•	cash outflows of $50.0 million for the acquisition of an additional 2% membership interest in Pony Express; and
•dividends paid to Class A shareholders of $49.7 million.
These financing cash outflows were partially offset by $242.0 million of net borrowings under the revolving credit facilities.
Cash flows provided by financing activities were $487.5 million for the six months ended June 30, 2017, primarily driven by:

•	proceeds from TEP's issuance of $350.0 million in aggregate principal amount of 5.50% Senior Notes due 2024;

•	net borrowings under the revolving credit facilities of $332.0 million; and

•	net cash proceeds of $112.8 million from the issuance of 2,341,061 TEP common units under the Equity Distribution Agreements.
These financing cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $145.1 million, which consisted of distributions to TEP unitholders of $86.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $56.0 million, and distributions to Pony Express noncontrolling interests of $2.8 million;

•	$72.4 million for TEP's partial exercise of the call option granted by TD covering 1,703,094 common units;

•	$35.3 million for TEP's 736,262 common units repurchased from TD; and

•	dividends paid to Class A shareholders of $32.8 million.
Dividends
Dividends to our Class A shareholders. We distribute 100% of TGE's available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Available cash at TGE is generally defined in our partnership agreement as all cash and cash equivalents on hand at the date of determination in respect of such quarter less reserves established in the discretion of our general partner for future requirements. For a discussion of factors and trends impacting our business, which in turn impacts our ability to pay dividends to our Class A shareholders, please see "—Factors and Trends Impacting Our Business" in our 2017 Form 10-K.
Our dividend for the three months ended June 30, 2018, in the amount of 0.4975 per Class A share, or $77.1 million in the aggregate, was announced on July 9, 2018 and will be paid on August 14, 2018 to Class A shareholders of record on July 31, 2018.
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

We expect to incur approximately $346 million for expansion capital projects and approximately $24 million for maintenance capital expenditures in 2018.

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Maintenance capital expenditures	$10,551	$4,057
Expansion capital expenditures	171,000	44,227
Total capital expenditures incurred	$181,551	$48,284
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of contributions and reimbursements received. The increase in maintenance capital expenditures to $10.6 million for the six months ended June 30, 2018 from $4.1 million for the six months ended June 30, 2017 is primarily driven by contributions from TD to TEP in order to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline during the six months ended June 30, 2017, as discussed further in Note 14 – Legal and Environmental Matters and increased expenditures in the Corporate and Other and Natural Gas Transportation segments. Maintenance capital expenditures for the six months ended June 30, 2018 in the Corporate and Other segment consisted primarily of spending on information technology assets. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. Expansion capital expenditures were $171.0 million for the six months ended June 30, 2018 compared to $44.2 million for the six months ended June 30, 2017. Expansion capital expenditures for the six months ended June 30, 2018 consisted primarily of spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express system, construction of the Buckingham Terminal expansion, and construction of the Guernsey, Natoma, and Grasslands Terminals. Expansion capital expenditures of $44.2 million for the six months ended June 30, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System, as discussed in Note 14 – Legal and Environmental Matters.
During the six months ended June 30, 2018, TEP made an initial contribution of $3.5 million to Iron Horse, a newly formed unconsolidated affiliate. In connection with TEP's 75% membership interest in Iron Horse, TEP has made commitments to fund its proportionate share of the remaining cost to construct the pipeline, estimated at $84.0 million as of June 30, 2018. In addition, we invested cash in unconsolidated affiliates, including Iron Horse, BNN Colorado, and Rockies Express, of $22.5 million and $17.8 million during the six months ended June 30, 2018 and 2017, respectively, to fund our share of capital projects. In July 2018, we made a special contribution of approximately $412.5 million to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
We intend to pay dividends to our Class A shareholders. Due to our cash distribution policy, we expect that we will distribute available cash to our Class A shareholders on a quarterly basis. We expect TEP to fund future capital expenditures with funds generated from its operations, borrowings under its revolving credit facility, and/or the issuance of long-term debt. If these sources are not sufficient, TEP may reduce its discretionary spending.
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
The majority of TMID's Adjusted EBITDA comes from volumetric fee or commodity sensitive contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. During the six months ended June 30, 2018, TMID represented 4% of our consolidated Adjusted EBITDA.
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
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of June 30, 2018, assuming a parallel shift in the forward curve through the end of 2018:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contracts (1)	$1,143	$(897)	$897

(1)	Represents the forward sale of 121,000 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout the third quarter of 2018.
Interest Rate Risk
As described in Note 9 – Long-term Debt, as of June 30, 2018 Tallgrass Equity had $125 million in outstanding borrowings under its revolving credit facility. On July 26, 2018, in connection with the Amendment to TEP's Credit Agreement, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.

As of June 30, 2018, TEP has issued $750 million of 2024 Notes and $750 million of 2028 Notes. In addition, TEP has a revolving credit facility with borrowings of $924 million as of June 30, 2018. Effective July 26, 2018, the total capacity under TEP's revolving credit facility increased from $1.75 billion to $2.25 billion. Borrowings under TEP's revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.25% to 1.25% for base rate borrowings (previously 0.50% to 1.50% prior to the Amendment) and 1.25% to 2.25% for reserve adjusted Eurodollar rate borrowings (previously 1.50% to 2.50% prior to the Amendment), based upon our total leverage ratio.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.5 million based on our outstanding debt under our revolving credit facilities as of June 30, 2018.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BBB- or Baa3 and better credit ratings or are part of corporate families with such credit ratings as of June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2017 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2018. There have been no material changes to the risk factors contained in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Certificate of Amendment to Limited Liability Company Certificate of Formation of TEGP Management, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 3.1 to Tallgrass Energy, LP's Current Report on Form 8-K filed on July 2, 2018).

3.2
Certificate of Amendment to Certificate of Limited Partnership of Tallgrass Energy GP, LP, dated June 29, 2018 (incorporated by reference to Exhibit 3.2 to Tallgrass Energy, LP's Current Report on Form 8-K filed on July 2, 2018).

3.3
Second Amended and Restated Agreement of Limited Partnership of Tallgrass Energy, LP, dated July 1, 2018 (incorporated by reference to Exhibit 3.3 to Tallgrass Energy, LP's Current Report on Form 8-K filed on July 2, 2018).

3.4
Second Amended and Restated Limited Liability Company Agreement of Tallgrass Energy GP, LLC, dated July 1, 2018 (incorporated by reference to Exhibit 3.4 to Tallgrass Energy, LP's Current Report on Form 8-K filed on July 2, 2018).

10.1*	Tallgrass Energy GP, LLC Long-Term Incentive Plan (as amended and restated effective August 2, 2018).

10.2*	Tallgrass MLP GP, LLC Long-Term Incentive Plan (as amended and restated effective August 2, 2018).

10.3*	Form of Equity Participation Share Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tallgrass Energy, LP
(registrant)
		By:	Tallgrass Energy GP, LLC, its general partner

Date:	August 2, 2018	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)