Form 10-Q
period 2018-09-30
Tallgrass Energy, LP
filed 2018-10-31
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2018, the Registrant had 156,308,654 Class A shares and 123,887,893 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,521	$2,593
Accounts receivable, net	235,700	118,615
Receivable from related parties	3,369	1,340
Inventories	29,317	21,609
Prepayments and other current assets	16,344	13,165
Total Current Assets	290,251	157,322
Property, plant and equipment, net	2,662,055	2,394,337
Goodwill	404,838	404,838
Intangible assets, net	132,826	97,731
Unconsolidated investments	1,872,879	909,531
Deferred financing costs, net	11,778	12,563
Deferred tax asset	291,886	312,997
Deferred charges and other assets	3,527	2,694
Total Assets	$5,670,040	$4,292,013
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$223,148	$98,882
Accounts payable to related parties	—	5,342
Accrued taxes	25,437	19,272
Accrued interest	12,523	25,167
Accrued liabilities	18,032	10,540
Deferred revenue	103,652	88,471
Other current liabilities	14,409	11,202
Total Current Liabilities	397,201	258,876
Long-term debt, net	3,033,674	2,292,993
Other long-term liabilities and deferred credits	20,117	18,965
Total Long-term Liabilities	3,053,791	2,311,958
Commitments and Contingencies
Equity:
Class A Shareholders (155,887,756 and 58,085,002 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	1,738,245	48,613
Class B Shareholders (124,305,459 and 99,154,440 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Total Partners' Equity	1,738,245	48,613
Noncontrolling interests (a)	480,803	1,672,566
Total Equity	2,219,048	1,721,179
Total Liabilities and Equity	$5,670,040	$4,292,013

(a)	See Note 11 - Partnership Equity for a complete description of our noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$100,226	$86,180	$286,130	$260,366
Natural gas transportation services	30,953	30,256	94,623	91,370
Sales of natural gas, NGLs, and crude oil	44,072	32,215	119,467	70,514
Processing and other revenues	25,069	27,218	72,783	58,882
Total Revenues	200,320	175,869	573,003	481,132
Operating Costs and Expenses:
Cost of sales	28,556	26,984	82,601	58,740
Cost of transportation services	12,588	10,538	35,672	38,799
Operations and maintenance	18,011	17,412	52,850	45,569
Depreciation and amortization	27,595	23,782	81,408	67,276
General and administrative	16,015	16,489	53,526	46,040
Taxes, other than income taxes	7,750	6,661	25,091	21,799
Gain on disposal of assets	(279)	—	(9,417)	(1,264)
Total Operating Costs and Expenses	110,236	101,866	321,731	276,959
Operating Income	90,084	74,003	251,272	204,173
Other Income (Expense):
Equity in earnings of unconsolidated investments	76,268	123,642	222,857	187,121
Interest expense, net	(34,019)	(24,408)	(95,062)	(61,539)
Other (expense) income, net	(1,624)	10,182	(843)	12,409
Total Other Income (Expense)	40,625	109,416	126,952	137,991
Net income before tax	130,709	183,419	378,224	342,164
Deferred income tax expense	(11,997)	(12,642)	(35,498)	(24,982)
Net income	118,712	170,777	342,726	317,182
Net income attributable to noncontrolling interests	(59,162)	(154,911)	(265,378)	(280,534)
Net income attributable to TGE	$59,550	$15,866	$77,348	$36,648
Net income per Class A share:
Basic net income per Class A share	$0.38	$0.27	$0.85	$0.63
Diluted net income per Class A share	$0.38	$0.27	$0.85	$0.63
Basic average number of Class A shares outstanding	155,001	58,075	91,183	58,075
Diluted average number of Class A shares outstanding	156,088	58,192	92,661	58,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2018	$—	$48,613	$—	$1,672,566	$1,721,179
Cumulative effect of ASC 606 implementation	—	4,588	—	39,543	44,131
Net income	—	77,348	—	265,378	342,726
Dividends paid to Class A shareholders	—	(126,714)	—	—	(126,714)
Noncash compensation expense	—	2,378	—	3,197	5,575
Acquisition of additional TEP common units from TD	—	(62,223)	—	(189,520)	(251,743)
Issuance of Tallgrass Equity units	—	—	—	644,782	644,782
Acquisition of 25.01% membership interest in Rockies Express	—	34,116	—	74,421	108,537
Acquisition of additional 2% membership interest in Pony Express	—	(5,268)	—	(44,732)	(50,000)
Consolidation of Deeprock North	—	—	—	31,843	31,843
Contributions from noncontrolling interest	—	—	—	183	183
Distributions to noncontrolling interest	—		—	(262,856)	(262,856)
Issuance of TEP common units to the public, net of offering costs	—	(98)	—	(279)	(377)
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	(190)	—	(1,531)	(1,721)
Conversion of Class B shares to Class A shares	—	(10,135)	—	10,135	—
Deferred tax asset	—	13,503	—	—	13,503
Acquisition of additional TEP common units	—	(351,431)	—	(1,762,327)	(2,113,758)
Issuance of Class A shares	—	2,113,758	—	—	2,113,758
Balance at September 30, 2018	$—	$1,738,245	$—	$480,803	$2,219,048

	Predecessor Equity	Partners' Capital		Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2017	$82,295	$250,967	$—	$1,596,152	$1,929,414
Acquisition of Terminals and NatGas	(82,295)	(21,314)	—	(36,391)	(140,000)
Net income	—	36,648	—	280,534	317,182
Issuance of TEP common units to the public, net of offering costs	—	11,350	—	101,043	112,393
Dividends paid to Class A shareholders	—	(52,704)	—	—	(52,704)
Noncash compensation expense	—	1,186	—	6,169	7,355
TEP LTIP units tendered by employees to satisfy tax withholding obligations	—	(1,263)	—	(11,139)	(12,402)
Partial exercise of call option	—	(12,052)	—	(72,890)	(84,942)
Repurchase of TEP common units from TD	—	(3,618)	—	(31,717)	(35,335)
Acquisition of additional 24.99% membership interest in Rockies Express	—	23,522	—	40,159	63,681
Acquisition of additional 40% membership interest in Deeprock Development	—	—	—	45,869	45,869
Contributions from TD	—	850	—	1,451	2,301
Contributions from noncontrolling interest	—	—	—	1,093	1,093
Distributions to noncontrolling interest	—	—	—	(229,710)	(229,710)
Acquisition of noncontrolling interests	—	669	—	(7,109)	(6,440)
Balance at September 30, 2017	$—	$234,241	$—	$1,683,514	$1,917,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities:
Net income	$342,726	$317,182
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86,121	73,087
Equity in earnings of unconsolidated investments	(222,857)	(187,121)
Distributions from unconsolidated investments	222,082	187,624
Deferred income tax expense	35,498	24,982
Other noncash items, net	(4,681)	(6,772)
Changes in components of working capital:
Accounts receivable and other	(115,330)	(34,189)
Accounts payable and accrued liabilities	104,920	42,680
Deferred revenue	14,265	26,898
Other current assets and liabilities	1,682	5,032
Other operating, net	1,965	974
Net Cash Provided by Operating Activities	466,391	450,377
Cash Flows from Investing Activities:
Contributions to unconsolidated investments	(444,788)	(31,570)
Capital expenditures	(265,073)	(88,050)
Acquisition of BNN North Dakota, net of cash acquired	(95,000)	—
Distributions from unconsolidated investments in excess of cumulative earnings	60,720	41,886
Sale of Tallgrass Crude Gathering	50,046	—
Acquisition of Pawnee membership interest	(30,600)	—
Acquisition of 38% membership interest in Deeprock North	(19,500)	—
Acquisition of Rockies Express membership interest	—	(400,000)
Acquisition of Terminals and NatGas	—	(140,000)
Acquisition of Douglas Gathering System	—	(128,526)
Acquisition of Deeprock Development	—	(57,202)
Acquisition of PRB Crude System	—	(36,030)
Other investing, net	(12,304)	(13,449)
Net Cash Used in Investing Activities	(756,499)	(852,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	850,000
Distributions to noncontrolling interests	(262,856)	(229,710)
Borrowings (repayments) under revolving credit facilities, net	244,000	(136,000)
Dividends paid to Class A shareholders	(126,714)	(52,704)
Acquisition of Pony Express membership interest	(50,000)	—
Proceeds from public offering of TEP common units, net of offering costs	—	112,393
Partial exercise of call option	—	(72,381)
Repurchase of TEP common units from TD	—	(35,335)
Other financing, net	(11,394)	(32,879)
Net Cash Provided by Financing Activities	293,036	403,384
Net Change in Cash and Cash Equivalents	2,928	820
Cash and Cash Equivalents, beginning of period	2,593	2,459
Cash and Cash Equivalents, end of period	$5,521	$3,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Schedule of Noncash Investing and Financing Activities:
Acquisition of additional TEP common units (a)(b)	$(2,365,501)	$—
Issuance of Class A shares (a)	$2,113,758	$—
Issuance of Tallgrass Equity units (b)	$644,782	$—
Acquisition of Rockies Express membership interest (b)	$(393,039)	$—
Contribution of 38% membership interest in Deeprock North to Deeprock Development	$(19,500)	$—
Issuance of noncontrolling interests in Deeprock Development in exchange for 62% membership interest in Deeprock North	$(31,843)	$—
Increase in accrual for payment of property, plant and equipment	$8,517	$1,342
TEP common units issued as partial consideration to acquire additional 9% membership interest in Deeprock Development	$—	$6,617

(a)	Represents the acquisition of additional TEP common units in exchange for Class A shares associated with the Merger Agreement as discussed in Note 1 – Description of Business.

(b)
Represents the issuance of Tallgrass Equity units associated with our acquisition of a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units as discussed in Note 3 – Acquisitions and Dispositions.

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity"), in which we directly own an approximate 55.64% membership interest as of September 30, 2018. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2018 and 2017 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K") filed with the SEC on February 13, 2018.
The condensed consolidated financial statements include the accounts of TGE and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Net income or loss from consolidated subsidiaries that are not wholly-owned by TGE is attributed to TGE and noncontrolling interests in accordance with the respective ownership interests.
A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity's economic performance. We have presented separately in our condensed consolidated balance sheets, to the extent material, the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit. Our consolidated VIEs did not have material assets that could only be used to settle specific obligations of the consolidated VIEs. Prior to June 29, 2018, both Tallgrass Equity and TEP were considered to be VIEs under the applicable authoritative guidance and included in our consolidated results. As a result of the TEP Merger, and changes in ownership and their respective partnership arrangements, Tallgrass Equity and TEP are no longer considered to be VIEs. We continue to consolidate our membership interests in Tallgrass Equity and TEP through the voting interest model.

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
Management completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2018. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to members' equity. Consolidated revenues presented in the comparative consolidated financial statements for periods prior to January 1, 2018 have not been revised.
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

•
Pipeline Loss Allowance. We have determined that pipeline loss allowance, or PLA, collected under certain crude oil transportation arrangements is a component of the transaction price where the PLA both significantly exceeds actual losses and was negotiated with the intent of providing a revenue stream to Pony Express. Under ASC 606, PLA barrels retained from customers will be subject to the guidance for noncash consideration and recognized in revenue at their contract inception fair value.

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
While we are still in the process of quantifying the impact of adoption, we do not currently expect the adoption to have a material impact. We expect to recognize a right of use asset and lease liability at the implementation date, but we cannot reasonably estimate the full impact of the standard at this time. Additionally, we are currently evaluating our business processes, systems, and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new lease guidance.
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

The transfer of the Rockies Express membership interest between TD and Tallgrass Equity is considered a transaction between entities under common control, but does not represent a change in reporting entity. As a result of the common control nature of the transaction, the acquisition resulted in the recognition of a noncash deemed contribution representing the excess carrying value of the 25.01% membership interest in Rockies Express acquired over the fair value of the consideration paid. For further discussion, see Note 11 - Partnership Equity. As the aggregate 75% membership interest does not represent a controlling interest in Rockies Express, TGE's investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. As a result of the common control nature of the transaction, the 25.01% membership interest in Rockies Express was transferred to Tallgrass Equity at TD's historical carrying amount, including the remaining unamortized basis difference driven by the difference between the fair value of the investment and the book value of the underlying assets and liabilities on November 13, 2012, the date of acquisition by TD. For additional information, see Note 7 - Investments in Unconsolidated Affiliates.
The acquisition of an additional 5,619,218 TEP common units is considered an acquisition of noncontrolling interest and resulted in the recognition of a noncash deemed distribution representing the excess purchase price over the $53.8 million carrying value of the 5,619,218 TEP common units acquired as of February 7, 2018. For further discussion, see Note 11 - Partnership Equity.
As of February 7, 2018, the negative basis difference in Rockies Express carried over from TD was approximately $376.5 million. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. At September 30, 2018, the basis difference for our membership interests in Rockies Express was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$48,019	2 - 25 years
Property, plant and equipment	(1,156,562)	35 years
Total basis difference	$(1,108,543)
Sale of Tallgrass Crude Gathering
In February 2018, we entered into an agreement with an affiliate of Silver Creek Midstream, LLC ("Silver Creek") to sell our 100% membership interest in Tallgrass Crude Gathering, LLC ("TCG"), which owns a 50-mile crude oil gathering system in the Powder River Basin, for approximately $50.0 million. The sale of TCG closed on February 23, 2018. During the nine months ended September 30, 2018, we recognized a gain of $9.4 million on the sale which is presented in the line item "Gain on disposal of assets" in the condensed consolidated statements of income.
Joint Venture with Silver Creek
In February 2018, we entered into an agreement with Silver Creek to form Iron Horse Pipeline, LLC ("Iron Horse"), a new joint venture pipeline to transport crude oil from the Powder River Basin. During the nine months ended September 30, 2018, we contributed an initial $3.5 million and committed to funding our proportionate share of the remaining costs of construction in exchange for a 75% membership interest in Iron Horse. As the 75% membership interest does not represent a controlling interest in Iron Horse, our investment in Iron Horse is accounted for under the equity method of accounting and reported as "Unconsolidated investments" on the condensed consolidated balance sheets.
In August 2018, we entered into an agreement with Silver Creek to expand the Iron Horse joint venture through the contribution by us and Silver Creek of additional Powder River Basin assets. Upon the closing of the additional contributions, the expanded joint venture will operate under the name Powder River Gateway, LLC, and will own the Iron Horse pipeline, the Powder River Express Pipeline, and crude oil terminal facilities in Guernsey, Wyoming. We will own a 51% membership interest and continue to operate the joint venture following closing, and Silver Creek will own a 49% membership interest. We expect to close the additional contributions in the fourth quarter of 2018, subject to certain closing conditions.
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

At March 31, 2018, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of June 30, 2018. Actual revenue and net income attributable to TGE from BNN North Dakota of $13.3 million and $2.9 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the period from January 12, 2018 to September 30, 2018.
Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TGE for the nine months ended September 30, 2018 and 2017 is presented below as if the acquisition of BNN North Dakota had been completed on January 1, 2017.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Revenue	$573,431	$488,076
Net income attributable to TGE	$77,374	$36,384
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

All of our employees are employed by Tallgrass Management, LLC ("Tallgrass Management"). Prior to July 1, 2018, Tallgrass Management was a wholly-owned subsidiary of Tallgrass Energy Holdings. In connection with the closing of the TEP initial public offering on May 17, 2013, TEP and TEP GP entered into an Omnibus Agreement with Tallgrass Energy Holdings and certain of its affiliates (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse Tallgrass Energy Holdings and its affiliates for all expenses they incur and payments they make on TEP's behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by Tallgrass Energy Holdings and its affiliates, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP. In addition, in connection with the closing of the TGE initial public offering on May 12, 2015 (the "TGE IPO"), TGE entered into an Omnibus Agreement (the "TGE Omnibus Agreement") with Tallgrass Energy GP, LLC (formerly known as TEGP Management, LLC), Tallgrass Equity and Tallgrass Energy Holdings.
Effective July 1, 2018, Tallgrass Management was contributed to Tallgrass Equity in connection with the TEP Merger. As a result, the costs of employer and director compensation and benefits are now incurred directly by Tallgrass Equity.
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Processing and other revenues (1)	$1,838	$3,338	$5,603	$6,662
Cost of transportation services (2)	$—	$1,062	$—	$10,476
Charges to TGE: (3)
Property, plant and equipment, net	$—	$765	$—	$1,568
Operations and maintenance	$—	$7,973	$—	$21,680
General and administrative	$—	$11,960	$—	$32,628

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for the crude oil storage at the Deeprock Terminal prior to our consolidation of Deeprock Development during the third quarter of 2017.

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

Details of balances with affiliates included in "Receivable from related parties" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$3,152	$1,340
Iron Horse Pipeline, LLC	112	—
Pawnee Terminal, LLC	105	—
Total receivable from related parties	$3,369	$1,340
Accounts payable to related parties:
Tallgrass Operations, LLC (1)	$—	$5,342
Total accounts payable to related parties	$—	$5,342

(1)
Reflects accounts payable for charges to TGE, inclusive of Tallgrass Equity and TEP, including indirectly charged wages and salaries, other compensation and benefits, and shared services prior to January 1, 2018 as discussed above.

Gas imbalances with affiliated shippers are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Affiliate gas imbalance receivables	$17	$18
Affiliate gas imbalance payables	$689	$442
5. Inventory
The components of inventory at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Crude oil	$18,893	$12,792
Materials and supplies	6,359	5,891
Natural gas liquids	364	942
Gas in underground storage	3,701	1,984
Total inventory	$29,317	$21,609
6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Crude oil pipelines	$1,290,868	$1,220,379
Gathering, processing and terminalling assets (1)	791,766	675,092
Natural gas pipelines	612,729	581,400
General and other	125,261	98,680
Construction work in progress	198,356	97,978
Accumulated depreciation and amortization	(356,925)	(279,192)
Total property, plant and equipment, net	$2,662,055	$2,394,337

(1)	Includes approximately $46.2 million and $40.1 million of assets associated with the acquisitions of Deeprock North and BNN North Dakota, respectively, in January 2018.
7. Investments in Unconsolidated Affiliates
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the nine months ended September 30, 2018, we recognized equity in earnings associated with our aggregate 75% membership interest in Rockies Express of $220.3 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $278.1 million and $420.3 million, respectively. As discussed in Note 3 – Acquisitions and Dispositions, we acquired an additional 25.01% membership interest in Rockies Express in February 2018.
In July 2018, we made a special contribution of approximately $412.5 million to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.

Summarized financial information for Rockies Express is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$225,753	$216,756	$683,426	$625,243
Operating income	$127,119	$123,965	$385,831	$344,037
Net income to Members	$90,707	$233,990	$270,338	$371,185
8. Goodwill
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the reporting period:

	Three and Nine Months Ended September 30,
	2018			2017
	Natural Gas Transportation	Gathering, Processing & Terminalling	Total	Natural Gas Transportation	Gathering, Processing & Terminalling		Total
	(in thousands)
Balance at beginning of period	$255,558	$149,280	$404,838	$255,558	$87,730		$343,288
Goodwill acquired	—	—	—	—	61,550	(1)	61,550
Balance at end of period	$255,558	$149,280	$404,838	$255,558	$149,280		$404,838

(1)	The $61.6 million of goodwill was recorded in connection with the acquisition of a controlling interest in Deeprock Development on July 20, 2017.
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
We elected to apply the qualitative assessment option for four of our five reporting units. In conducting the qualitative assessment we considered relevant factors and circumstances that affect the fair value or carrying amount of the reporting entity. Such factors included changes in discount rates, projected cash flows, macroeconomic considerations, industry and market considerations, overall financial performance, prior quantitative results, and entity and reporting unit specific events. For each of these reporting units, the results of the qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded their respective book values. As such, we did not perform a quantitative impairment analysis, and we concluded that no impairment was indicated as of August 31, 2018.

We did not elect to apply the qualitative assessment option for one reporting unit during our 2018 annual goodwill impairment testing; instead we proceeded directly to the quantitative impairment test. We compared the fair value of the reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. The fair value of the reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates, maintenance capital expenditures, and the weighted average cost of capital. The fair value of the reporting unit was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For this reporting unit, the results of the quantitative impairment test indicated no impairment as the fair value of the reporting unit was greater than its respective book value. As a result, in accordance with the Codification guidance, we did not record a goodwill impairment during the nine months ended September 30, 2018. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow model and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(in thousands)
Crude oil derivative contracts (1)	Current assets	$6,014	$—
Crude oil derivative contracts (2)	Current liabilities	$4,163	$2,368

(1)	As of September 30, 2018, the fair value shown for crude oil derivative contracts represents the forward purchase of 3,565,000 barrels which will settle throughout the fourth quarter of 2018 and 2019.

(2)
As of September 30, 2018, the fair value shown for crude oil derivative contracts represents the forward sale of 3,163,500 barrels of crude oil which will settle throughout the fourth quarter of 2018 and 2019. As of December 31, 2017, the fair value shown for crude oil derivative contracts represents the forward sale of 356,000 barrels of crude oil which settled in the first quarter of 2018.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and nine months ended September 30, 2018 and 2017:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$9,435	$175	$16,665	$1,065
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$—	$(22)	$—	$84
Call option derivative	Other income, net	$—	$—	$—	$1,885

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
Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil derivative contracts at September 30, 2018 was:

Asset Position
(in thousands)
Gross	$6,014
Netting agreement impact	—
Cash collateral held	—
Net exposure	$6,014
As of September 30, 2018 and December 31, 2017, we had $1.1 million and $3.0 million, respectively, of cash in margin accounts and outstanding letters of credit in support of our commodity derivative contracts.
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

The following table summarizes the fair value measurements of our derivative contracts as of September 30, 2018 and December 31, 2017, based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2018:
Crude oil derivative contracts	$6,014	$—	$6,014	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2018:
Crude oil derivative contracts	$4,163	$—	$4,163	$—
As of December 31, 2017:
Crude oil derivative contracts	$2,368	$—	$2,368	$—
10. Long-term Debt
Long-term debt consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Tallgrass Equity revolving credit facility (1)	$—	$146,000
TEP revolving credit facility	1,051,000	661,000
TEP 4.75% senior notes due October 1, 2023	500,000	—
TEP 5.50% senior notes due September 15, 2024	750,000	750,000
TEP 5.50% senior notes due January 15, 2028	750,000	750,000
Less: Deferred financing costs, net (2)	(20,793)	(17,737)
Plus: Unamortized premium on 2028 Notes	3,467	3,730
Total long-term debt, net	$3,033,674	$2,292,993

(1)	On July 26, 2018, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.

(2)
Deferred financing costs, net as presented above relate solely to the Senior Notes (as defined below). Deferred financing costs associated with our revolving credit facilities are presented in noncurrent assets on our condensed consolidated balance sheets.

TEP Senior Unsecured Notes
On September 26, 2018, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 26, 2018 (the "2023 Indenture") pursuant to which the Issuers issued $500 million in aggregate principal amount of 4.75% senior notes due 2023 (the "2023 Notes"). The 2023 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all TEP's properties to, another person.

The Issuers have also previously issued $500 million in aggregate principal amount of 5.50% senior notes due 2028 (the "2028 Notes") on September 15, 2017 and an additional $250 million in aggregate principal amount of the 2028 Notes on December 11, 2017. The 2028 Notes issued on September 15, 2017 and December 11, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date and offering price. The 2028 Notes are governed by an Indenture dated September 15, 2017 (the "2028 Indenture") which contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all TEP's properties to, another person.
In addition, the Issuers have previously issued $400 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes") on September 1, 2016 and an additional $350 million in aggregate principal amount of the 2024 Notes on May 16, 2017. The 2024 Notes issued on September 1, 2016 and May 16, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date, offering price and first interest payment date. The 2024 Notes are governed by an Indenture dated September 1, 2016 (the "2024 Indenture") which contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests in the event of default or noncompliance with the covenants required, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.
The 2023 Notes, 2024 Notes, and 2028 Notes are together referred to as the "Senior Notes." As of September 30, 2018, TEP was in compliance with the covenants required under the 2023 Indenture, the 2024 Indenture, and the 2028 Indenture.
TEP Revolving Credit Facility
The following table sets forth the available borrowing capacity under the TEP revolving credit facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Total capacity under the TEP revolving credit facility	$2,250,000	$1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(1,051,000)	(661,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	(94)
Available capacity under the TEP revolving credit facility	$1,198,906	$1,088,906
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
TEP's revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP's ability (as well as the ability of its restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions, including distributions from available cash, if a default or event of default under the credit agreement then exists or would result therefrom, change the nature of its business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 5.50 to 1.00 (5.00 to 1.00 prior to the Amendment), a consolidated senior secured leverage ratio of not more than 3.75 to 1.00 and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2018, TEP was in compliance with the covenants required under its revolving credit facility.
The unused portion of TEP's revolving credit facility is subject to a commitment fee, which ranges from 0.250% to 0.375% (0.250% to 0.500% prior to the Amendment), based on TEP's total leverage ratio. As of September 30, 2018, the weighted average interest rate on outstanding borrowings under the TEP revolving credit facility was 3.54%. During the nine months ended September 30, 2018, the weighted average effective interest rate under the TEP revolving credit facility, including the interest on outstanding borrowings under TEP's revolving credit facility, commitment fees, and amortization of deferred financing costs, was 3.98%.

Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of September 30, 2018:
Revolving credit facility	$—	$1,051,000	$—	$1,051,000	$1,051,000
2023 Notes	$—	$500,310	$—	$500,310	$495,637
2024 Notes	$—	$766,635	$—	$766,635	$740,969
2028 Notes	$—	$759,458	$—	$759,458	$746,068
As of December 31, 2017:
Revolving credit facilities	$—	$807,000	$—	$807,000	$807,000
2024 Notes	$—	$771,645	$—	$771,645	$739,824
2028 Notes	$—	$758,168	$—	$758,168	$746,169
The long-term debt borrowed under the revolving credit facilities is carried at amortized cost. As of September 30, 2018 and December 31, 2017, the fair value of borrowings under the revolving credit facilities approximates the carrying amount of the borrowings using a discounted cash flow analysis. The Senior Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the Senior Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to September 30, 2018.
11. Partnership Equity
TGE Dividends to Holders of Class A Shares
The following table details the dividends for the periods indicated:

Three Months Ended	Date Paid	Dividends to Class A Shareholders	Dividend per Class A Share
		(in thousands, except per share amounts)
September 30, 2018	November 14, 2018 (1)	$79,717	$0.5100
June 30, 2018	August 14, 2018	77,052	0.4975
March 31, 2018	May 15, 2018	28,316	0.4875
December 31, 2017	February 14, 2018	21,346	0.3675
September 30, 2017	November 14, 2017	20,617	0.3550
June 30, 2017	August 14, 2017	19,891	0.3425
March 31, 2017	May 15, 2017	16,697	0.2875

(1)	The dividend announced on October 15, 2018 for the third quarter of 2018 will be paid on November 14, 2018 to Class A shareholders of record at the close of business on October 31, 2018.

Subsidiary Distributions
TEP Distributions. The following table shows the distributions for the periods indicated:

		Distributions				Distribution per Limited Partner Common Unit
		Limited Partner Common Units	General Partner
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
March 31, 2018	May 15, 2018	$71,370	$39,816	$1,267	$112,453	$0.9750
December 31, 2017	February 14, 2018	70,638	39,125	1,251	111,014	0.9650
September 30, 2017	November 14, 2017	69,174	37,744	1,219	108,137	0.9450
June 30, 2017	August 14, 2017	67,671	36,342	1,186	105,199	0.9250
March 31, 2017	May 15, 2017	60,486	29,840	1,040	91,366	0.8350
As a result of the TEP Merger, Tallgrass Equity and its wholly-owned subsidiary, Tallgrass Equity Investments, LLC, will receive all distributions paid by TEP for the second quarter of 2018 and subsequent periods.
Exchange Rights
Our current Class B shareholders (collectively, the "Exchange Right Holders") own an equal number of Tallgrass Equity units. The Exchange Right Holders, and any permitted transferees of their Tallgrass Equity units, each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party. During the nine months ended September 30, 2018, 2,403,766 Class A shares were issued and an equal number of Class B shares were cancelled as a result of the exercise of the Exchange Right. During the period from October 1, 2018 to October 31, 2018, 417,566 Class A shares were issued and an equal number of Class B shares were cancelled as a result of the exercise of the Exchange Right.
Equity Distribution Agreements
Neither TGE or TEP currently have equity distribution agreements in place. TEP was previously a party to equity distribution agreements pursuant to which it sold from time to time through a group of managers, as its sales agents, TEP common units representing limited partner interests. Following the TEP Merger, these agreements were terminated effective July 2, 2018. During the nine months ended September 30, 2018, TEP did not issue any common units under its equity distribution agreements. During the nine months ended September 30, 2017, TEP issued and sold 2,341,061 common units with a weighted average sales price of $48.82 per unit under its equity distribution agreements for net cash proceeds of approximately $112.4 million (net of approximately $1.9 million in commissions and professional service expenses).
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
Noncontrolling Interests
As of September 30, 2018, noncontrolling interests in our subsidiaries consisted of a 44.36% interest in Tallgrass Equity held by the Exchange Right Holders and an approximate 40% membership interest in Deeprock Development. During the nine months ended September 30, 2018, we recognized contributions from and distributions to noncontrolling interests of $0.2 million and $262.9 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $160.6 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $4.6 million.

During the nine months ended September 30, 2017, we recognized contributions from and distributions to noncontrolling interests of $1.1 million and $229.7 million, respectively. Contributions from noncontrolling interests consisted primarily of contributions from TD to Pony Express. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $135.4 million, Tallgrass Equity distributions to the Exchange Right Holders of $90.0 million and distributions to Pony Express noncontrolling interests of $4.3 million.
Other Contributions and Distributions
During the nine months ended September 30, 2018, TGE recognized the following other contributions and distributions:

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

During the nine months ended September 30, 2017, TGE recognized the following other contributions and distributions:

•
TEP received contributions from TD of $2.3 million primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 15 – Legal and Environmental Matters.

12. Revenue from Contracts with Customers
Implementation of ASC Topic 606
As discussed in Note 2 – Summary of Significant Accounting Policies, we adopted the guidance in ASC Topic 606 effective January 1, 2018 using the modified retrospective method of adoption. As a result, revenue reported for the three and nine months ended September 30, 2017 has not been revised. The following tables provide the impact of ASC Topic 606 on our condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of income for the three and nine months ended September 30, 2018:

	September 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Unconsolidated investments	$1,872,879	$1,796,606	$76,273	(1)

	Three Months Ended September 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Crude oil transportation services	$100,226	$100,348	$(122)	(2)
Sales of natural gas, NGLs, and crude oil	$44,072	$45,225	$(1,153)	(3)
Processing and other revenues	$25,069	$25,630	$(561)	(1)(3)
Cost of sales	$28,556	$30,248	$(1,692)	(2)(3)
Equity in earnings of unconsolidated investments	$76,268	$64,704	$11,564	(1)
Net income attributable to TGE	$59,550	$53,366	$6,184
Basic net income per Class A share	$0.38	$0.34	$0.04
Diluted net income per Class A share	$0.38	$0.34	$0.04

	Nine Months Ended September 30, 2018
	As currently reported	Under previous guidance	Impact of ASC Topic 606
	(in thousands)
Crude oil transportation services	$286,130	$286,136	$(6)	(2)
Sales of natural gas, NGLs, and crude oil	$119,467	$122,834	$(3,367)	(3)
Processing and other revenues	$72,783	$75,846	$(3,063)	(1)(3)
Cost of sales	$82,601	$88,846	$(6,245)	(2)(3)
Equity in earnings of unconsolidated investments	$222,857	$189,450	$33,407	(1)
Net income attributable to TGE	$77,348	$67,701	$9,647
Basic net income per Class A share	$0.85	$0.74	$0.11
Diluted net income per Class A share	$0.85	$0.74	$0.11

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

Disaggregated Revenue
A summary of our revenue by line of business is as follows:

	Three Months Ended September 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$100,614	$—	$—	$100,614
Natural gas transportation - firm service	31,070	—	—	(793)	30,277
Water business services	—	—	12,837	—	12,837
Natural gas gathering & processing fees	—	—	6,631	—	6,631
All other (1)	2,551	13,321	6,709	(17,636)	4,945
Total service revenue	33,621	113,935	26,177	(18,429)	155,304
Natural gas liquids sales	—	—	26,201	—	26,201
Natural gas sales	456	—	5,517	—	5,973
Crude oil sales	—	2,315	147	—	2,462
Total commodity sales revenue	456	2,315	31,865	—	34,636
Total revenue from contracts with customers	34,077	116,250	58,042	(18,429)	189,940
Other revenue (2)	—	—	13,570	(3,190)	10,380
Total revenue (3)	$34,077	$116,250	$71,612	$(21,619)	$200,320

	Nine Months Ended September 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$286,594	$—	$—	$286,594
Natural gas transportation - firm service	96,166	—	—	(4,074)	92,092
Water business services	—	—	38,246	—	38,246
Natural gas gathering & processing fees	—	—	17,429	—	17,429
All other (1)	8,240	26,124	18,809	(36,832)	16,341
Total service revenue	104,406	312,718	74,484	(40,906)	450,702
Natural gas liquids sales	—	—	77,287	—	77,287
Natural gas sales	802	—	17,907	—	18,709
Crude oil sales	—	6,290	515	—	6,805
Total commodity sales revenue	802	6,290	95,709	—	102,801
Total revenue from contracts with customers	105,208	319,008	170,193	(40,906)	553,503
Other revenue (2)	—	—	28,869	(9,369)	19,500
Total revenue (3)	$105,208	$319,008	$199,062	$(50,275)	$573,003

(1)	Includes revenue from crude oil transportation walk up shippers, crude oil terminal services, interruptible natural gas transportation and storage, and natural gas park and loan service.

(2)	Includes lease and derivative revenue not subject to ASC 606.

(3)
Excludes $225.8 million and $683.4 million of revenue recognized at Rockies Express for the three and nine months ended September 30, 2018, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

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
On September 30, 2018, we had $1.5 billion of remaining performance obligations at our consolidated subsidiaries, which we refer to as total backlog. Total backlog includes performance obligations under long-term crude oil transportation contracts with committed shippers, natural gas firm transportation and firm storage contracts, and certain water business service contracts with minimum volume commitments, and excludes variable consideration that is not estimated at contract inception, as discussed further below. We expect to recognize the total backlog during the remainder of 2018 and future periods as follows (in thousands):

Year	Estimated Revenue
2018	$129,104
2019	496,227
2020	328,066
2021	148,967
2022	136,316
Thereafter	271,512
Total	$1,510,192
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

Contract Balances
The timing of revenue recognition, billings, and cash collections may result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on our condensed consolidated balance sheets. Revenue is generally billed and collected monthly based on services provided or commodity volumes sold. In our Crude Oil Transportation segment, we recognize shipper deficiencies, or deferred revenue, for barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers' agreed upon destination point. These shipper deficiencies are charged at the committed tariff rate per barrel and recorded as a contract liability until the barrels are physically transported and delivered, or when the likelihood that the customer will utilize the deficiency balance becomes remote. We also recognize contract liabilities, in the form of deferred revenue, under certain water business services contracts in the Gathering, Processing & Terminalling segment. Contract balances as of September 30, 2018 were as follows:

	September 30, 2018	January 1, 2018
	(in thousands)
Accounts receivable from contracts with customers	$67,603	$61,888
Other accounts receivable	168,097	56,727
Accounts receivable, net	$235,700	$118,615

Deferred revenue from contracts with customers (1)	$103,652	$88,471

(1)
Revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $2.0 million and $9.3 million, respectively. This revenue primarily represented the utilization of shipper deficiencies at Pony Express.

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
Pursuant to the TGE partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the three and nine months ended September 30, 2018 and 2017, the potential issuance of TGE Equity Participation Shares would have had a dilutive effect on basic net income per Class A share. Effective June 30, 2018 with the completion of the TEP Merger, as discussed in Note 1 – Description of Business, TEP's outstanding Equity Participation Units were converted to Equity Participation Shares at a ratio of 2.0 Equity Participation Shares for each outstanding TEP Equity Participation Unit. As of September 30, 2018, TGE has 1,968,908 outstanding Equity Participation Shares with a weighted average grant date fair value of $18.93, and expects to recognize $19.6 million of total compensation cost related to non-vested Equity Participation Shares over a weighted average period of 2.9 years.

The following table illustrates the calculation of net income per Class A share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share
Net income attributable to TGE	$59,550	$15,866	$77,348	$36,648
Basic weighted average Class A Shares outstanding	155,001	58,075	91,183	58,075
Basic net income per Class A share	$0.38	$0.27	$0.85	$0.63
Diluted Net Income per Class A Share
Net income attributable to TGE	$59,550	$15,866	$77,348	$36,648
Incremental net income attributable to TGE including the effect of the assumed issuance of Equity Participation Shares	304	64	1,097	132
Net income attributable to TGE including incremental net income from assumed issuance of Equity Participation Shares	$59,854	$15,930	$78,445	$36,780
Basic weighted average Class A Shares outstanding	155,001	58,075	91,183	58,075
Equity Participation Shares equivalent shares	1,087	117	1,478	118
Diluted weighted average Class A Shares outstanding	156,088	58,192	92,661	58,193
Diluted net income per Class A Share	$0.38	$0.27	$0.85	$0.63
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
Cheyenne Hub Enhancement Project - FERC Docket CP18-103
On March 2, 2018, Rockies Express submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity authorizing the construction and operation of certain booster compressor units and ancillary facilities located at the Cheyenne Hub in Weld County, Colorado that will enable Rockies Express to provide a new hub service allowing for firm receipts and deliveries between Rockies Express and certain other interconnected pipelines at the Cheyenne Hub. Rockies Express filed this certificate application in conjunction with a concurrently filed certificate application by Cheyenne Connector, LLC ("Cheyenne Connector") for the Cheyenne Connector Pipeline Project further described below. The comment period for the Cheyenne Hub Enhancement Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Rockies Express has also responded to data requests from FERC's relevant program offices. On October 11, 2018, FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project.

Cheyenne Connector
Cheyenne Connector Pipeline Project - FERC Docket CP18-102
On March 2, 2018, Cheyenne Connector, an indirect subsidiary of TGE, submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity to construct and operate a 70-mile 36 inch pipeline to transport natural gas from multiple gas processing plants in Weld County, Colorado to Rockies Express' Cheyenne Hub. The comment period for the Cheyenne Connector Pipeline Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Cheyenne Connector has also responded to data requests from FERC's relevant program offices. On October 11, 2018, FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project.
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
On July 31, 2018, the FERC issued an Order accepting and suspending the rate case filing, and establishing hearing and settlement procedures. In the Order, the FERC approved the as-filed rate decreases for Expansion System Firm Transportation Service, as well as Trailblazer’s interruptible services, effective August 1, 2018. The Commission also established a paper hearing to examine the extent to which Trailblazer is entitled to an Income Tax Allowance. All remaining issues, including the proposed rate increases to Existing System Firm Transportation Service have been set for hearing and are accepted effective January 1, 2019, subject to refund. On August 30, 2018, Trailblazer and certain of Trailblazer's shippers filed a request for rehearing of the July 31, 2018 Order, which remains pending before the FERC. Consistent with the July 31, 2018 Order, on August 30, 2018, certain of Trailblazer's shippers and other interested parties filed initial briefs regarding the Income Tax Allowance issue. Trailblazer filed its reply brief regarding the same on September 14, 2018. The briefs remain pending before the FERC. On August 28, 2018, the participants attended an initial settlement conference. On September 12, 2018, the Chief Administrative Law Judge issued an order continuing settlement judge procedures. The second settlement conference is scheduled for November 15, 2018.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of September 30, 2018 or December 31, 2017.
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

Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We currently believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $7.5 million and $7.7 million at September 30, 2018 and December 31, 2017, respectively.
Rockies Express
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations. The release required Rockies Express to shut off the flow through the segment until February 27, 2018, when temporary repairs were completed allowing the segment to be placed back into service. Total cost of remediation is expected to be approximately $6.1 million prior to any insurance recoveries. Rockies Express expects to recover a significant majority of these costs from insurance. Permanent repairs were completed in September 2018.
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

Trailblazer
Pipeline Integrity Management Program
Starting in 2014 Trailblazer's operating capacity was decreased as a result of smart tool surveys that identified approximately 25 - 35 miles of pipe as potentially requiring repair or replacement. During 2016 and 2017, Trailblazer incurred approximately $21.8 million of remediation costs to address this issue, including replacing approximately 8 miles of pipe. To date the pressure and capacity reduction has not prevented Trailblazer from fulfilling its firm service obligations at existing subscription levels or had a material adverse financial impact on us. However, Trailblazer continued performing remediation to increase and maximize its operating capacity over the long-term and expects to spend in excess of $20 million during 2018 for this pipe replacement and remediation work. As of October 2018, the pipeline was returned to its maximum allowable operating capacity. Trailblazer is exploring all possible cost recovery options to recover expenditures, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
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
16. Reportable Segments
Our operations are located in the United States. We are organized into three reportable segments: (1) Natural Gas Transportation, (2) Crude Oil Transportation, and (3) Gathering, Processing & Terminalling. Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with our revolving credit facility and the Senior Notes, public company costs, and equity-based compensation expense.
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$34,077	$(816)	$33,261	$36,084	$(1,883)	$34,201
Crude Oil Transportation	116,250	(13,579)	102,671	93,029	(6,947)	86,082
Gathering, Processing & Terminalling	71,612	(7,224)	64,388	57,736	(2,150)	55,586
Total revenue	$221,939	$(21,619)	$200,320	$186,849	$(10,980)	$175,869

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$105,208	$(4,136)	$101,072	$105,622	$(4,770)	$100,852
Crude Oil Transportation	319,008	(26,323)	292,685	273,768	(6,947)	266,821
Gathering, Processing & Terminalling	199,062	(19,816)	179,246	121,415	(7,956)	113,459
Total revenue	$623,278	$(50,275)	$573,003	$500,805	$(19,673)	$481,132

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$121,433	$(1,460)	$119,973	$68,665	$(530)	$68,135
Crude Oil Transportation	87,567	(5,008)	82,559	37,425	(124)	37,301
Gathering, Processing & Terminalling	13,679	6,468	20,147	(1,387)	654	(733)
Corporate and Other	(2,317)	—	(2,317)	(9,890)	—	(9,890)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			76,268			34,841
Non-cash gain (loss) related to derivative instruments (1)			2,993			(194)
Gain on disposal of assets (1)			279			—
Gain on remeasurement of unconsolidated investment (1)			—			2,744
Less:
Interest expense, net (1)			(34,019)			(7,966)
Depreciation and amortization expense (1)			(27,356)			(6,611)
Distributions from unconsolidated investments (1)			(100,720)			(39,118)
Non-cash compensation expense (1)			(2,767)			(664)
Deficiency payments, net (1)			(3,468)			(645)
Loss on debt retirement			(2,245)
Deferred income tax expense			(11,997)			(12,642)
Net income attributable to Exchange Right Holders			(57,780)			(48,692)
Net income attributable to TGE			$59,550			$15,866

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$253,169	$(2,940)	$250,229	$133,536	$(1,349)	$132,187
Crude Oil Transportation	150,943	(3,857)	147,086	105,784	2,286	108,070
Gathering, Processing & Terminalling	30,002	6,797	36,799	10,447	(937)	9,510
Corporate and Other	(20,819)	—	(20,819)	(25,631)	—	(25,631)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			153,235			52,853
Gain on disposal of assets (1)			3,388			376
Non-cash gain related to derivative instruments (1)			3,306			470
Gain on remeasurement of unconsolidated investment (1)			—			2,744
Less:
Interest expense, net (1)			(57,208)			(20,476)
Depreciation and amortization expense (1)			(45,794)			(19,218)
Distributions from unconsolidated investments (1)			(198,019)			(64,848)
Non-cash compensation expense (1)			(4,738)			(1,614)
Deficiency payments, net (1)			(7,205)			(7,548)
Loss on debt retirement			(2,245)
Deferred income tax expense			(35,498)			(24,982)
Net income attributable to Exchange Right Holders			(145,169)			(105,245)
Net income attributable to TGE			$77,348			$36,648

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

	Nine Months Ended September 30,
Capital Expenditures:	2018	2017
	(in thousands)
Natural Gas Transportation	$96,290	$9,829
Crude Oil Transportation	39,847	28,785
Gathering, Processing & Terminalling	125,866	49,436
Corporate and Other	3,070	—
Total capital expenditures	$265,073	$88,050

Assets:	September 30, 2018	December 31, 2017
	(in thousands)
Natural Gas Transportation	$2,602,761	$1,606,666
Crude Oil Transportation	1,417,853	1,407,758
Gathering, Processing & Terminalling	1,316,487	943,340
Corporate and Other	332,939	334,249
Total assets	$5,670,040	$4,292,013

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

•
the demand for our services, including natural gas transportation and storage; crude oil transportation; and natural gas gathering and processing, crude oil storage and terminalling services, and water business services; as well as our ability to successfully contract or re-contract with our customers;

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity in which we directly own an approximate 55.79% membership interest as of October 31, 2018. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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

Recent Developments
TGE Dividend Announced
On October 15, 2018, the board of directors of our general partner declared a cash dividend for the quarter ended September 30, 2018 of $0.5100 per Class A share. The dividend will be paid on November 14, 2018, to Class A shareholders of record on October 31, 2018.

Joint Venture with Silver Creek
In August 2018, we entered into an agreement with Silver Creek to expand the Iron Horse joint venture through the contribution by us and Silver Creek of additional Powder River Basin assets. Upon the closing of the additional contributions, the expanded joint venture will operate under the name Powder River Gateway, LLC, and will own the Iron Horse pipeline, the Powder River Express Pipeline, and crude oil terminal facilities in Guernsey, Wyoming. We will own a 51% membership interest and continue to operate the joint venture following closing, and Silver Creek will own a 49% membership interest. We expect to close the additional contributions in the fourth quarter of 2018, subject to certain closing conditions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Net Income
Net income attributable to TGE	$59,550	$15,866	$77,348	$36,648
Add:
Interest expense, net (1)	34,019	7,966	57,208	20,476
Depreciation and amortization expense (1)	27,356	6,611	45,794	19,218
Distributions from unconsolidated investments (1)	100,720	39,118	198,019	64,848
Deficiency payments, net (1)	3,468	645	7,205	7,548
Non-cash compensation expense (1)(2)	2,767	664	4,738	1,614
Loss on debt retirement	2,245	—	2,245	—
Deferred income tax expense	11,997	12,642	35,498	24,982
Net income attributable to Exchange Right Holders	57,780	48,692	145,169	105,245
Less:
Equity in earnings of unconsolidated investments (1)	(76,268)	(34,841)	(153,235)	(52,853)
Gain on disposal of assets (1)	(279)	—	(3,388)	(376)
Non-cash (gain) loss related to derivative instruments (1)	(2,993)	194	(3,306)	(470)
Gain on remeasurement of unconsolidated investment (1)	—	(2,744)	—	(2,744)
Tallgrass Equity Adjusted EBITDA	$220,362	$94,813	$413,295	$224,136
Reconciliation of Tallgrass Equity Adjusted EBITDA and Cash Available for Dividends to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$135,131	$212,407	$466,391	$450,377
Add:
Interest expense, net (1)	34,019	7,966	57,208	20,476
Other, including changes in operating working capital (1)	51,212	(125,560)	(110,304)	(246,717)
Tallgrass Equity Adjusted EBITDA	$220,362	$94,813	$413,295	$224,136
Less:
Cash interest cost (1)	(32,728)	(7,546)	(54,909)	(19,188)
Maintenance capital expenditures, net (1)	(4,638)	(1,038)	(8,409)	(2,188)
Tallgrass Equity Cash Available for Dividends	$182,996	$86,229	$349,977	$202,760

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

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

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$17,372	$17,016	$53,638	$49,910
Add:
Depreciation and amortization expense (2)	4,861	1,350	8,199	4,068
Distributions from unconsolidated investment (2)	98,503	38,922	194,907	64,291
Other, net (2)	697	455	1,744	807
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	10,922	(5,319)	14,493
Non-cash gain related to derivative instruments (2)	—	—	—	(33)
Tallgrass Equity Segment Adjusted EBITDA	$121,433	$68,665	$253,169	$133,536
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$69,295	$51,478	$181,536	$145,462
Add:
Depreciation and amortization expense (2)	13,627	3,669	22,928	11,230
Deficiency payments, net (2)	4,645	1,414	6,893	7,280
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	(19,193)	(60,414)	(58,065)
Non-cash loss (gain) related to derivative instruments (2)	—	57	—	(123)
Tallgrass Equity Segment Adjusted EBITDA	$87,567	$37,425	$150,943	$105,784
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Gathering, Processing & Terminalling Segment (1)
Operating income	$9,680	$9,045	$38,707	$20,928
Add:
Depreciation and amortization expense (2)	7,688	1,592	12,836	3,920
Non-cash (gain) loss related to derivative instruments (2)	(2,993)	137	(3,306)	216
Distributions from unconsolidated investments (2)	2,217	196	3,112	557
Deficiency payments, net (2)	(1,566)	(769)	(343)	268
Other, net (2)	314	—	314	142
Less:
Gain on disposal of assets (2)	(279)	—	(3,388)	(376)
Adjusted EBITDA attributable to noncontrolling interests	(1,382)	(11,588)	(17,930)	(15,208)
Tallgrass Equity Segment Adjusted EBITDA	$13,679	$(1,387)	$30,002	$10,447
Total Tallgrass Equity Segment Adjusted EBITDA	$222,679	$104,703	$434,114	$249,767
Corporate general and administrative costs	(2,317)	(9,890)	(20,819)	(25,631)
Total Tallgrass Equity Adjusted EBITDA	$220,362	$94,813	$413,295	$224,136

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments to the accompanying condensed consolidated financial statements.

(2)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.
Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Natural Gas Transportation Segment:
Gas transportation average firm contracted volumes (MMcf/d) (1)	1,519	1,646	1,640	1,737
Crude Oil Transportation Segment:
Crude oil transportation average contracted capacity (Bbls/d)	308,580	306,916	306,382	302,476
Crude oil transportation average throughput (Bbls/d)	340,283	269,585	326,266	268,435
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	128	111	121	106
Freshwater average volumes (Bbls/d)	—	109,988	23,398	93,885
Produced water gathering and disposal average volumes (Bbls/d)	94,445	43,924	90,293	23,405

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Crude oil transportation services	$100,226	$86,180	$286,130	$260,366
Natural gas transportation services	30,953	30,256	94,623	91,370
Sales of natural gas, NGLs, and crude oil	44,072	32,215	119,467	70,514
Processing and other revenues	25,069	27,218	72,783	58,882
Total Revenues	200,320	175,869	573,003	481,132
Operating Costs and Expenses:
Cost of sales	28,556	26,984	82,601	58,740
Cost of transportation services	12,588	10,538	35,672	38,799
Operations and maintenance	18,011	17,412	52,850	45,569
Depreciation and amortization	27,595	23,782	81,408	67,276
General and administrative	16,015	16,489	53,526	46,040
Taxes, other than income taxes	7,750	6,661	25,091	21,799
Gain on disposal of assets	(279)	—	(9,417)	(1,264)
Total Operating Costs and Expenses	110,236	101,866	321,731	276,959
Operating Income	90,084	74,003	251,272	204,173
Other Income (Expense):
Equity in earnings of unconsolidated investments	76,268	123,642	222,857	187,121
Interest expense, net	(34,019)	(24,408)	(95,062)	(61,539)
Other (expense) income, net	(1,624)	10,182	(843)	12,409
Total Other Income (Expense)	40,625	109,416	126,952	137,991
Net income before tax	130,709	183,419	378,224	342,164
Deferred income tax expense	(11,997)	(12,642)	(35,498)	(24,982)
Net income	118,712	170,777	342,726	317,182
Net income attributable to noncontrolling interests	(59,162)	(154,911)	(265,378)	(280,534)
Net income attributable to TGE	$59,550	$15,866	$77,348	$36,648
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. Total revenues were $200.3 million for the three months ended September 30, 2018, compared to $175.9 million for the three months ended September 30, 2017, which represents an increase of $24.5 million, or 14%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $23.2 million and $13.9 million in the Crude Oil Transportation and Gathering, Processing & Terminalling segments, respectively, partially offset by decreased revenues of $2.0 million in the Natural Gas Transportation segment and a $10.6 million increase in eliminations of intersegment revenue, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $110.2 million for the three months ended September 30, 2018 compared to $101.9 million for the three months ended September 30, 2017, which represents an increase of $8.4 million, or 8%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $13.2 million and $5.4 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $7.8 million and $2.4 million in the Corporate and Other and Natural Gas Transportation segments, respectively, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $10.6 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $1.6 million increase in corporate general and administrative costs and a $1.2 million increase in depreciation and amortization costs due to the administrative assets acquired from TD in February 2018.

Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $76.3 million and $123.6 million for the three months ended September 30, 2018 and 2017, respectively. Equity in earnings of unconsolidated investments of $76.3 million for three months ended September 30, 2018 primarily reflects our portion of earnings and the $9.0 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, inclusive of the additional 25.01% membership interest acquired in February 2018, as well as $1.4 million of equity in earnings related to our 51% membership interest in Pawnee. Equity in earnings of unconsolidated investments of $123.6 million for the three months ended September 30, 2017 primarily reflects our portion of earnings and the $6.6 million of amortization of a negative basis difference associated with our 49.99% membership interest in Rockies Express. During the three months ended September 30, 2017, Rockies Express recognized a $150 million gain on settlement of the Ultra litigation as discussed in Note 15 – Legal and Environmental Matters.
Interest expense, net. Interest expense of $34.0 million for the three months ended September 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the Senior Notes. Interest expense of $24.4 million for the three months ended September 30, 2017 was primarily composed of interest and fees associated with TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2017 and 2018 acquisitions, as well as the higher borrowing rate on the Senior Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Other (expense) income, net. Other (expense) income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other expense for the three months ended September 30, 2018 was $1.6 million compared to $10.2 million of other income for the three months ended September 30, 2017. Other expense of $1.6 million for the three months ended September 30, 2018 included a $2.2 million loss on debt retirement associated with the write off of deferred financing costs associated with the Amendment to the TEP revolving credit facility and the termination of the Tallgrass Equity revolving credit facility. Other income of $10.2 million for the three months ended September 30, 2017 included a $9.7 million gain on remeasurement of unconsolidated investment related to the remeasurement to fair value of our existing 20% membership interest in Deeprock Development in connection with TEP's acquisition of a controlling financial interest in Deeprock Development in July 2017.
Deferred income tax expense. Deferred income tax expense for the three months ended September 30, 2018 was $12.0 million, compared to deferred income tax expense of $12.6 million for the three months ended September 30, 2017. The decrease in deferred income tax expense was primarily due to the increased equity in earnings during the three months ended September 30, 2017 associated with Rockies Express as a result of the Ultra settlement, partially offset by our increased ownership in TEP due to the TEP Merger and the resulting increase in income allocated to TGE.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues. Total revenues were $573.0 million for the nine months ended September 30, 2018, compared to $481.1 million for the nine months ended September 30, 2017, which represents an increase of $91.9 million, or 19%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $77.6 million and $45.2 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by a $30.6 million increase in eliminations of intersegment revenue and decreased revenues of $0.4 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $321.7 million for the nine months ended September 30, 2018 compared to $277.0 million for the nine months ended September 30, 2017, which represents an increase of $44.8 million, or 16%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $59.9 million and $9.2 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $20.2 million and $4.1 million in the Corporate and Other and Natural Gas Transportation segments, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $30.6 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $7.5 million increase in corporate general and administrative costs and a $2.9 million increase in depreciation and amortization costs due to the administrative assets acquired from TD in February 2018. The increase in corporate general and administrative costs was due to $7.2 million in expenses at TEP and Tallgrass Equity attributable to the Merger Agreement and the transactions contemplated by the Merger Agreement and Tallgrass Equity's acquisition of an additional 25.01% membership interest in Rockies Express and additional TEP common units.

Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $222.9 million and $187.1 million for the nine months ended September 30, 2018 and 2017, respectively. Equity in earnings of unconsolidated investments of $222.9 million for nine months ended September 30, 2018 primarily reflects our portion of earnings and the $27.1 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, inclusive of the additional 25.01% membership interest acquired in February 2018, as well as $2.7 million of equity in earnings related to our 51% membership interest in Pawnee. Equity in earnings of unconsolidated investments of $187.1 million for the nine months ended September 30, 2017 primarily reflects our portion of earnings and the $16.7 million of amortization of a negative basis difference associated with our 49.99% membership interest in Rockies Express, as well as $1.5 million of equity in earnings related to our 20% membership interest in Deeprock Development prior to our acquisition of a controlling financial interest in Deeprock Development in July 2017. During the nine months ended September 30, 2017, Rockies Express recognized a $150 million gain on settlement of the Ultra litigation as discussed in Note 15 – Legal and Environmental Matters.
Interest expense, net. Interest expense of $95.1 million for the nine months ended September 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the Senior Notes. Interest expense of $61.5 million for the nine months ended September 30, 2017 was primarily composed of interest and fees associated with TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2017 and 2018 acquisitions, as well as the higher borrowing rate on the Senior Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Other (expense) income, net. Other (expense) income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other expense for the nine months ended September 30, 2018 was $0.8 million compared to $12.4 million of other income for the nine months ended September 30, 2017. Other expense of $0.8 million for the nine months ended September 30, 2018 included a $2.2 million loss on debt retirement associated with the write off of deferred financing costs associated with the Amendment to the TEP revolving credit facility and the termination of the Tallgrass Equity revolving credit facility. Other income of $12.4 million for the nine months ended September 30, 2017 included a $9.7 million gain on remeasurement of unconsolidated investment related to the remeasurement to fair value of our existing 20% membership interest in Deeprock Development in connection with TEP's acquisition of a controlling financial interest in Deeprock Development in July 2017 and a $1.9 million unrealized gain on derivative instrument related to the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express as discussed further in Note 9 – Risk Management.
Deferred income tax expense. Deferred income tax expense for the nine months ended September 30, 2018 was $35.5 million, compared to deferred income tax expense of $25.0 million for the nine months ended September 30, 2017. The increase in deferred income tax expense was a result of our increased ownership in TEP due to the TEP Merger and the resulting increase in income allocated to TGE.

The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Natural gas transportation services	$31,769	$32,139	$98,759	$96,140
Sales of natural gas, NGLs, and crude oil	457	603	802	2,793
Processing and other revenues	1,851	3,342	5,647	6,689
Total revenues	34,077	36,084	105,208	105,622
Operating costs and expenses:
Cost of sales	439	586	870	2,177
Cost of transportation services	845	1,489	1,799	2,731
Operations and maintenance	6,362	7,114	19,849	21,502
Depreciation and amortization	4,861	4,794	14,539	14,369
General and administrative	3,248	4,180	11,139	11,534
Taxes, other than income taxes	950	905	3,374	3,399
Total operating costs and expenses	16,705	19,068	51,570	55,712
Operating income	$17,372	$17,016	$53,638	$49,910

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. Natural Gas Transportation segment revenues were $34.1 million for the three months ended September 30, 2018, compared to $36.1 million for the three months ended September 30, 2017, which represents a decrease of $2.0 million, or 6%, in segment revenues due to a $1.5 million decrease in other revenues and a $0.4 million decrease in natural gas transportation services. The $1.5 million decrease in other revenues was driven by a decrease in the management fee that NatGas receives as the operator of the Rockies Express Pipeline attributable to the Ultra settlement recognized during the three months ended September 30, 2017, as discussed in Note 15 – Legal and Environmental Matters.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $16.7 million for the three months ended September 30, 2018, compared to $19.1 million for the three months ended September 30, 2017, which represents a decrease of $2.4 million, or 12%. The overall decrease in operating costs and expenses was primarily driven by a $0.9 million decrease in general and administrative costs, a $0.8 million decrease in operations and maintenance costs driven by the timing of pipeline integrity work, and a $0.6 million decrease in cost of transportation services.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues. Natural Gas Transportation segment revenues were $105.2 million for the nine months ended September 30, 2018, compared to $105.6 million for the nine months ended September 30, 2017, which represents a decrease of $0.4 million, in segment revenues due to a $2.0 million decrease in sales of natural gas driven by decreased volumes sold, a $1.0 million decrease in other revenues driven by a decrease in the management fee that NatGas receives as the operator of the Rockies Express Pipeline attributable to the Ultra Settlement discussed above, partially offset by a $2.6 million increase in natural gas transportation services due to increased revenue associated with increased throughput and contracted capacity in the second quarter of 2018 and colder weather in the first quarter of 2018, both resulting in higher volumes transported during the first half of 2018.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $51.6 million for the nine months ended September 30, 2018, compared to $55.7 million for the nine months ended September 30, 2017, which represents a decrease of $4.1 million, or 7%. The overall decrease in operating costs and expenses was primarily due to a $1.7 million decrease in operations and maintenance costs driven by the timing of pipeline integrity work, a $1.3 million decrease in cost of sales driven by decreased volumes of natural gas sold, and a $0.9 million decrease in cost of transportation services.

The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Crude oil transportation services	$113,805	$90,113	$312,453	$264,299
Sales of natural gas, NGLs, and crude oil	2,314	2,916	6,289	9,469
Processing and other revenues	131	—	266	—
Total revenues	116,250	93,029	319,008	273,768
Operating costs and expenses:
Cost of sales	2,127	2,819	6,122	8,154
Cost of transportation services	17,374	11,957	49,408	39,708
Operations and maintenance	3,453	2,976	9,333	9,048
Depreciation and amortization	13,628	13,127	40,587	39,230
General and administrative	4,610	5,320	13,422	15,318
Taxes, other than income taxes	5,763	5,352	18,600	16,848
Total operating costs and expenses	46,955	41,551	137,472	128,306
Operating income	$69,295	$51,478	$181,536	$145,462

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. Crude Oil Transportation segment revenues were $116.3 million for the three months ended September 30, 2018, compared to $93.0 million for the three months ended September 30, 2017, which represents an increase of $23.2 million, or 25%, in segment revenues driven by a $23.7 million increase in crude oil transportation services. The increase in crude oil transportation services revenue was primarily driven by a $15.0 million increase in committed volume shipments, a $9.3 million increase in walk-up barrels shipped during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and a $3.0 million increase due to the FERC annual index adjustment effective July 1, 2018. These increases were partially offset by a $5.9 million net decrease in revenue from a committed shipper that extended its contract during the fourth quarter of 2017, thereby paying a lower tariff rate, which was partially offset by increased volumes shipped.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $47.0 million for the three months ended September 30, 2018 compared to $41.6 million for the three months ended September 30, 2017, which represents an increase of $5.4 million, or 13%. The overall increase in operating costs and expenses was primarily driven by a $5.4 million increase in cost of transportation services driven by higher throughput volumes during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, a $0.5 million increase in depreciation and amortization costs due to assets placed into service in 2018, and a $0.5 million increase in operations and maintenance costs driven by the timing of pipeline integrity work, partially offset by a $0.7 million decrease in general and administrative costs.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues. Crude Oil Transportation segment revenues were $319.0 million for the nine months ended September 30, 2018, compared to $273.8 million for the nine months ended September 30, 2017, which represents an increase of $45.2 million, or 17%, in segment revenues driven by a $48.2 million increase in crude oil transportation services, partially offset by a $3.2 million decrease in sales of crude oil primarily due to decreased volumes sold during the nine months ended September 30, 2018. The increase in crude oil transportation services revenue was primarily driven by a $33.2 million increase in committed volume shipments, a $21.9 million increase in walk-up barrels shipped during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, a $4.6 million increase in PLA revenue, and a $3.9 million increase due to the FERC annual index adjustments effective July 1, 2018. These increases were partially offset by a $18.7 million net decrease in revenue from a committed shipper that extended its contract during the fourth quarter of 2017, thereby paying a lower tariff rate, which was partially offset by increased volumes shipped.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $137.5 million for the nine months ended September 30, 2018 compared to $128.3 million for the nine months ended September 30, 2017, which represents an increase of $9.2 million, or 7%. The overall increase in operating costs and expenses was primarily driven by a $9.7 million increase in cost of transportation services driven by higher throughput volumes during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, a $1.8 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates, and a $1.4 million increase in depreciation and amortization costs due to assets placed into service in 2018. These increases were partially offset by a $2.0 million decrease in cost of sales driven by decreased volumes sold and a $1.9 million decrease in general and administrative costs.
The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data - Gathering, Processing & Terminalling (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$41,301	$28,696	$112,376	$58,252
Processing and other revenues	30,311	29,040	86,686	63,163
Total revenues	71,612	57,736	199,062	121,415
Operating costs and expenses:
Cost of sales	26,103	24,120	76,367	49,148
Cost of transportation services	15,875	7,531	33,982	15,294
Operations and maintenance	8,196	7,322	23,668	15,019
Depreciation and amortization	7,926	5,861	23,290	13,677
General and administrative	3,074	3,453	9,348	7,061
Taxes, other than income taxes	1,037	404	3,117	1,552
(Gain) loss on disposal of assets	(279)	—	(9,417)	(1,264)
Total operating costs and expenses	61,932	48,691	160,355	100,487
Operating income	$9,680	$9,045	$38,707	$20,928

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. Gathering, Processing & Terminalling segment revenues were $71.6 million for the three months ended September 30, 2018, compared to $57.7 million for the three months ended September 30, 2017, which represents a $13.9 million, or 24%, increase in segment revenues. The increase in segment revenues was primarily due to a $12.6 million increase in sales of natural gas, NGLs, and crude oil and a $1.3 million increase in processing and other revenues. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased sales of crude oil of $9.1 million at Stanchion and (ii) increased sales of NGLs of $5.3 million, primarily due to higher throughput volumes, increased volumes sold, and higher NGL prices; partially offset by (iii) decreased sales of residue gas of $1.8 million driven by a 26% decrease in natural gas prices. The increase in processing and other revenues was driven by (i) increased terminal services revenue of $4.6 million driven by the acquisition of Deeprock North in January 2018 and the acquisition of a controlling interest in and subsequent consolidation of Deeprock Development in July 2017 and (ii) increased processing fee income of $1.3 million primarily driven by changes in the accounting treatment of certain commodities retained as consideration for processing services to processing fee revenue beginning January 1, 2018 as discussed further in Note 12 – Revenue from Contracts with Customers; partially offset by (iii) decreased water business services revenue of $4.2 million driven by decreased fresh water transportation volumes, partially offset by increased produced water disposal volumes.

Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $61.9 million for the three months ended September 30, 2018 compared to $48.7 million for the three months ended September 30, 2017, which represents an increase of $13.2 million, or 27%. The increase in operating costs and expenses was primarily driven by (i) an increase of $8.3 million in cost of transportation services due to crude oil transportation fees paid by Stanchion, partially offset by decreased fresh water transportation volumes, (ii) an increase of $2.1 million in depreciation and amortization costs, primarily driven by the 2018 acquisition of BNN North Dakota and assets placed into service at Terminals, (iii) a $2.0 million increase in cost of sales primarily driven by higher prices, higher producer settlements, and higher NGL sales as discussed above, and (iv) an increase of $0.9 million in operations and maintenance costs, primarily driven by the 2018 acquisition of BNN North Dakota.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues. Gathering, Processing & Terminalling segment revenues were $199.1 million for the nine months ended September 30, 2018, compared to $121.4 million for the nine months ended September 30, 2017, which represents a $77.6 million, or 64%, increase in segment revenues. The increase in segment revenues was primarily due to a $54.1 million increase in sales of natural gas, NGLs, and crude oil and a $23.5 million increase in processing and other revenues. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased sales of NGLs of $28.9 million primarily due to higher throughput volumes and increased volumes sold driven by the Douglas Gathering System acquisition in June 2017 and higher NGL prices, (ii) increased crude oil sales of $16.4 million at Stanchion, and (iii) increased sales of natural gas of $8.6 million due to sales of residue gas from the Douglas Gathering System. The increase in processing and other revenues was driven by (i) increased terminal services revenue of $16.9 million driven by the acquisition of Deeprock North in January 2018 and the acquisition of a controlling interest in and subsequent consolidation of Deeprock Development in July 2017, (ii) increased processing fee income of $4.6 million primarily driven by changes in the accounting treatment of certain commodities retained as consideration for processing services to processing fee revenue beginning January 1, 2018 as discussed further in Note 12 – Revenue from Contracts with Customers, and (iii) increased water business services revenue of $2.6 million driven by the acquisition of BNN North Dakota in January 2018 and increased produced water disposal volumes, partially offset by decreased fresh water transportation volumes.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $160.4 million for the nine months ended September 30, 2018 compared to $100.5 million for the nine months ended September 30, 2017, which represents an increase of $59.9 million, or 60%. The increase in operating costs and expenses was primarily driven by (i) a $27.2 million increase in cost of sales primarily due to higher NGL prices, higher throughput volumes, and increased volumes sold driven by the Douglas Gathering System acquisition as discussed above, (ii) an increase of $18.7 million in cost of transportation services due to crude oil transportation fees paid by Stanchion, partially offset by decreased fresh water transportation volumes, and (iii) increases of $9.6 million, $8.6 million, and $2.3 million in depreciation and amortization, operations and maintenance costs, and general and administrative costs, respectively, all primarily driven by the 2018 acquisitions of BNN North Dakota and Deeprock North and the 2017 acquisitions of the Douglas Gathering System and Deeprock Development. The increase in operating costs and expenses was partially offset by the $9.4 million gain on the disposal of TCG during the nine months ended September 30, 2018, compared to the $1.3 million gain on disposal of assets during the nine months ended September 30, 2017.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended September 30, 2018 were proceeds from the issuance of senior notes, borrowings under TEP's revolving credit facility, and cash generated from operations. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under TEP's revolving credit facility; and

•	future issuances of additional equity and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under TEP's revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash dividends to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of cash generated from operations, borrowings under TEP's revolving credit facility and issuances of debt and/or equity securities. For additional information regarding our revolving credit facilities and senior unsecured notes, see Note 10 – Long-term Debt. For additional information regarding our equity transactions, see Note 11 – Partnership Equity.
Our total liquidity as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash on hand	$5,521	$2,593

Total capacity under the TEP revolving credit facility (1)	2,250,000	1,750,000
Less: Outstanding borrowings under the TEP revolving credit facility	(1,051,000)	(661,000)
Less: Letters of credit issued under the TEP revolving credit facility	(94)	(94)
Available capacity under the TEP revolving credit facility	1,198,906	1,088,906
Total capacity under the Tallgrass Equity revolving credit facility	$—	$150,000
Less: Outstanding borrowings under the Tallgrass Equity revolving credit facility (2)	—	(146,000)
Available capacity under the Tallgrass Equity revolving credit facility	$—	$4,000
Total liquidity	$1,204,427	$1,095,499

(1)	In July 2018, the TEP revolving credit facility was amended, increasing the total capacity to $2.25 billion. See Note 10 – Long-term Debt for additional information.

(2)	On July 26, 2018, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.
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
As of September 30, 2018, we had a working capital deficit of $107.0 million compared to a working capital deficit of $101.6 million at December 31, 2017, which represents an increase in the working capital deficit of $5.4 million. The overall increase in the working capital deficit was primarily attributable to changes in the following components:

•
an increase in accounts payable of $124.3 million primarily due to crude oil purchases at Stanchion, an increase in capital expenditures at Terminals, and payables related to BNN North Dakota acquired in January 2018, partially offset by a decrease in capital expenditures at Pony Express; and

•	an increase in deferred revenue of $15.2 million primarily from deficiency payments collected by Pony Express and deferred revenue at BNN North Dakota, acquired in January 2018.
These working capital decreases were partially offset by:

•	an increase in accounts receivable of $117.1 million primarily due to crude oil sales at Stanchion, as well as receivables related to BNN North Dakota acquired in January 2018;

•	a decrease in accrued interest of $12.6 million primarily due to timing of interest payments; and

•	an increase in inventory of $7.7 million primarily due to crude oil purchases at Stanchion.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$466,391	$450,377
Investing activities	$(756,499)	$(852,941)
Financing activities	$293,036	$403,384
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Operating Activities. Cash flows provided by operating activities were $466.4 million and $450.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash flows provided by operating activities of $16.0 million was primarily driven by the increase in operating results, as discussed above, and a $34.5 million increase in distributions received from unconsolidated affiliates, primarily Rockies Express, as a result of our increased membership interest effective March 31, 2017 and February 7, 2018. These increases were partially offset by a net decrease in cash flows from changes in working capital driven by a $81.1 million decrease in net cash inflows from accounts receivable, primarily due to crude oil sales at Stanchion and a $12.6 million decrease in net cash inflows from deferred revenue primarily at Pony Express, partially offset by a $62.2 million decrease in net cash outflows from accounts payable, primarily due to crude oil purchases at Stanchion.
Investing Activities. Cash flows used in investing activities were $756.5 million for the nine months ended September 30, 2018, primarily driven by:

•
contributions to unconsolidated investments in the amount of $444.8 million, primarily to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018, as well as to fund our share of capital projects at Iron Horse and BNN Colorado Water, LLC ("BNN Colorado");

•
capital expenditures of $265.1 million, primarily due to spending on the Cheyenne Connector, a new 70-mile natural gas pipeline located in Colorado, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express system, construction of the Buckingham Terminal expansion, construction of the Guernsey, Natoma, and Grasslands Terminals, and pipe replacement and remediation work on the Trailblazer Pipeline system as discussed in Note 15 – Legal and Environmental Matters;

•	cash outflows of $95.0 million for the acquisition of BNN North Dakota;

•	cash outflows of $30.6 million for the acquisition of a 51% membership interest in Pawnee; and

•	cash outflows of $19.5 million for the acquisition of a 38% membership interest in Deeprock North.
These cash outflows were partially offset by cash inflows of:

•	$60.7 million of distributions received from unconsolidated affiliates in excess of cumulative earnings recognized, primarily Rockies Express; and

•	$50.0 million from the sale of TCG.
Cash flows used in investing activities were $852.9 million for the nine months ended September 30, 2017, primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas;

•	cash outflows of $128.5 million for the acquisition of the Douglas Gathering System;

•
capital expenditures of $88.1 million, primarily due to spending on an additional freshwater connection at Water Solutions and on a connection to a refinery complex and remediation digs on the Pony Express System as discussed in Note 15 – Legal and Environmental Matters;

•	cash outflows of $57.2 million for the acquisition of an additional 40% membership interest in Deeprock Development;

•	cash outflows of $36.0 million for the acquisition of the PRB Crude System; and

•	contributions to Rockies Express in the amount of $31.6 million, primarily to fund remaining costs associated with the Zone 3 Capacity Enhancement project at Rockies Express.
These cash outflows were partially offset by $41.9 million of distributions from Rockies Express in excess of cumulative earnings recognized.
Financing Activities. Cash flows provided by financing activities were $293.0 million for the nine months ended September 30, 2018, primarily driven by:

•	proceeds from TEP's issuance of $500.0 million in aggregate principal amount of 2023 Notes; and

•	net borrowings under the revolving credit facilities of $244.0 million.
These cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $262.9 million, consisting of distributions to the Exchange Right Holders of $160.6 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $4.6 million;

•	cash outflows of $50.0 million for the acquisition of an additional 2% membership interest in Pony Express; and
•dividends paid to Class A shareholders of $126.7 million.
Cash flows provided by financing activities were $403.4 million for the nine months ended September 30, 2017, primarily driven by:

•	proceeds from TEP's issuance of $850.0 million in aggregate principal amount of 2024 Notes and 2028 Notes; and

•	net cash proceeds of $112.4 million from the issuance of 2,341,061 TEP common units under the Equity Distribution Agreements.
These financing cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $229.7 million, which consisted of distributions to TEP unitholders of $135.4 million, Tallgrass Equity distributions to the Exchange Right Holders of $90.0 million, and distributions to Pony Express noncontrolling interests of $4.3 million;

•	net repayments under the revolving credit facilities of $136.0 million;

•	$72.4 million for TEP's partial exercise of the call option granted by TD covering 1,703,094 common units;

•	dividends paid to Class A shareholders of $52.7 million; and

•	$35.3 million for 736,262 TEP common units repurchased from TD.
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
Our dividend for the three months ended September 30, 2018, in the amount of $0.5100 per Class A share, or $79.7 million in the aggregate, was announced on October 15, 2018 and will be paid on November 14, 2018 to Class A shareholders of record on October 31, 2018.
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

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. We expect to incur approximately $343 million for expansion capital projects and approximately $22 million for maintenance capital expenditures in 2018. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Maintenance capital expenditures	$15,189	$7,746
Expansion capital expenditures	258,401	78,448
Total capital expenditures incurred	$273,590	$86,194
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of contributions and reimbursements received. The increase in maintenance capital expenditures to $15.2 million for the nine months ended September 30, 2018 from $7.7 million for the nine months ended September 30, 2017 is primarily driven by increased expenditures in the Natural Gas Transportation and Corporate and Other segments and contributions from TD to TEP in order to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline during the nine months ended September 30, 2017, as discussed further in Note 15 – Legal and Environmental Matters. Maintenance capital expenditures for the nine months ended September 30, 2018 in the Corporate and Other segment consisted primarily of spending on information technology assets. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. Expansion capital expenditures were $258.4 million for the nine months ended September 30, 2018 compared to $78.4 million for the nine months ended September 30, 2017. Expansion capital expenditures for the nine months ended September 30, 2018 consisted primarily of spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express system, construction of the Buckingham Terminal expansion, construction of the Guernsey, Natoma, and Grasslands Terminals, and pipe replacement and remediation work on the Trailblazer Pipeline system as discussed in Note 15 – Legal and Environmental Matters. Expansion capital expenditures of $78.4 million for the nine months ended September 30, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions and on a connection to a refinery complex and remediation digs on the Pony Express System, as discussed in Note 15 – Legal and Environmental Matters.
During the nine months ended September 30, 2018, TEP made an initial contribution of $3.5 million to Iron Horse, a newly formed unconsolidated affiliate. In connection with TEP's 75% membership interest in Iron Horse, TEP has made commitments to fund its proportionate share of the remaining cost to construct the pipeline, estimated at $82.1 million as of September 30, 2018. In addition, we invested cash in unconsolidated affiliates, including Rockies Express, Iron Horse, and BNN Colorado, of $444.8 million and $31.6 million during the nine months ended September 30, 2018 and 2017, respectively, to fund our share of capital projects, including a special contribution of approximately $412.5 million to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
We intend to pay dividends to our Class A shareholders. Due to our cash distribution policy, we expect that we will distribute available cash to our Class A shareholders on a quarterly basis. We expect to fund future capital expenditures with funds generated from operations, borrowings under our revolving credit facility, and/or the issuance of equity or long-term debt. If these sources are not sufficient, we may reduce our discretionary spending.
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
The majority of TMID's Adjusted EBITDA comes from volumetric fee or commodity sensitive contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. During the nine months ended September 30, 2018, TMID represented 4% of our consolidated Adjusted EBITDA.
We measure the risk of price changes in our crude oil and natural gas derivatives utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices.
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of September 30, 2018, assuming a parallel shift in the forward curve through the end of 2018:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contracts(1)	$6,014	$90	$(90)
Crude oil derivative contracts (2)	$4,163	$(1,525)	$1,525

(1)	Represents the forward purchase of 3,565,000 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout the fourth quarter of 2018 and 2019.

(2)	Represents the forward sale of 3,163,500 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout the fourth quarter of 2018 and 2019.

Interest Rate Risk
As described in Note 10 – Long-term Debt, on July 26, 2018, in connection with the Amendment to TEP's Credit Agreement, Tallgrass Equity repaid all outstanding borrowings and terminated its revolving credit facility.
As of September 30, 2018, TEP has issued $2.0 billion of Senior Notes and has a $2.25 billion revolving credit facility with borrowings of $1.051 billion. Borrowings under TEP's revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.25% to 1.25% for base rate borrowings (previously 0.50% to 1.50% prior to the Amendment) and 1.25% to 2.25% for reserve adjusted Eurodollar rate borrowings (previously 1.50% to 2.50% prior to the Amendment), based upon our total leverage ratio.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facilities. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.5 million based on our outstanding debt under our revolving credit facilities as of September 30, 2018.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BBB- or Baa3 and better credit ratings or are part of corporate families with such credit ratings as of September 30, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2017 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2018. There have been no material changes to the risk factors contained in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated as of September 26, 2018, among Tallgrass Energy Partners, LP, Tallgrass Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Tallgrass Energy, LP's Current Report on Form 8-K filed on September 26, 2018).

4.2	Form of 4.75% Senior Note (included as Exhibit A in Exhibit 4.1 which is incorporated by reference to Exhibit 4.1 to Tallgrass Energy, LP's Current Report on Form 8-K filed on September 26, 2018).

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated July 26, 2018, (incorporated by reference to Exhibit 10.1 to Tallgrass Energy, LP's Current Report on Form 8-K filed on July 27, 2018).

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

Tallgrass Energy, LP
(registrant)
		By:	Tallgrass Energy GP, LLC, its general partner

Date:	October 31, 2018	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)