Form 10-Q
period 2019-03-31
Tallgrass Energy, LP
filed 2019-05-07
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37365

 Tallgrass Energy, LP
(Exact name of registrant as specified in its charter)

(913) 928-6060
(Registrant's Telephone Number, Including Area Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Shares Representing Limited Partner Interests	TGE	New York Stock Exchange

On May 7, 2019, the Registrant had 179,197,416 Class A shares and 102,136,875 Class B shares outstanding.

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
PHMSA: the United States Department of Transportation's Pipeline and Hazardous Materials Safety Administration.
Pipeline loss allowance (or PLA): Crude oil collected from customers under certain crude oil transportation arrangements.
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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,042	$9,596
Accounts receivable, net	227,284	236,097
Inventories	27,954	34,316
Prepayments and other current assets	18,219	11,816
Total Current Assets	288,499	291,825
Property, plant and equipment, net	2,750,375	2,802,429
Goodwill	421,983	421,983
Intangible assets, net	223,707	227,103
Unconsolidated investments	1,988,797	1,861,686
Deferred tax asset	379,422	273,531
Deferred charges and other assets	16,442	14,952
Total Assets	$6,069,225	$5,893,509
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$187,321	$201,512
Accrued taxes	26,962	20,734
Accrued interest	12,534	39,217
Accrued liabilities	9,975	23,287
Deferred revenue	123,184	111,095
Other current liabilities	44,651	42,910
Total Current Liabilities	404,627	438,755
Long-term debt, net	3,331,716	3,205,958
Other long-term liabilities and deferred credits	33,118	31,688
Total Long-term Liabilities	3,364,834	3,237,646
Commitments and Contingencies
Equity:
Class A Shareholders (178,104,779 and 156,311,986 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	1,890,345	1,725,537
Class B Shareholders (102,136,875 and 123,887,893 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Total Partners' Equity	1,890,345	1,725,537
Noncontrolling interests (a)	409,419	491,571
Total Equity	2,299,764	2,217,108
Total Liabilities and Equity	$6,069,225	$5,893,509

(a)	See Note 10 - Partnership Equity for a complete description of our noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$95,156	$84,738
Natural gas transportation services	33,516	32,196
Sales of natural gas, NGLs, and crude oil	38,864	38,145
Processing and other revenues	29,816	24,015
Total Revenues	197,352	179,094
Operating Costs and Expenses:
Cost of sales	19,285	26,351
Cost of transportation services	15,072	10,420
Operations and maintenance	18,046	16,399
Depreciation and amortization	31,001	26,123
General and administrative	32,272	18,426
Taxes, other than income taxes	10,998	8,879
Loss (gain) on disposal of assets	214	(9,417)
Total Operating Costs and Expenses	126,888	97,181
Operating Income	70,464	81,913
Other Income (Expense):
Equity in earnings of unconsolidated investments	88,522	68,402
Interest expense, net	(39,705)	(29,761)
Other income, net	177	451
Total Other Income (Expense)	48,994	39,092
Net income before tax	119,458	121,005
Deferred income tax expense	(17,066)	(6,692)
Net income	102,392	114,313
Net income attributable to noncontrolling interests	(51,805)	(97,578)
Net income attributable to TGE	$50,587	$16,735
Net income per Class A share:
Basic net income per Class A share	$0.31	$0.29
Diluted net income per Class A share	$0.31	$0.29
Basic average number of Class A shares outstanding	161,425	58,085
Diluted average number of Class A shares outstanding	162,777	58,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2019	$1,725,537	$—	$491,571	$2,217,108
Net income	50,587	—	51,805	102,392
Dividends paid to Class A shareholders	(81,304)	—	—	(81,304)
Distributions to noncontrolling interest	—	—	(66,625)	(66,625)
Contributions from noncontrolling interest	—	—	1,282	1,282
Noncash compensation expense	17,120	—	—	17,120
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—	—	(13,260)
Deferred tax asset	123,051	—	—	123,051
Conversion of Class B shares to Class A shares	68,614	—	(68,614)	—
Balance at March 31, 2019	$1,890,345	$—	$409,419	$2,299,764

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2018	$48,613	$—	$1,672,566	$1,721,179
Cumulative effect of ASC 606 implementation	4,588	—	39,543	44,131
Net income	16,735	—	97,578	114,313
Issuance of TEP units to the public, net of offering costs	(5)	—	(40)	(45)
Dividends paid to Class A shareholders	(21,346)	—	—	(21,346)
Noncash compensation expense	404	—	2,917	3,321
Acquisition of additional TEP common units from TD	(62,222)	—	(189,520)	(251,742)
Issuance of Tallgrass Equity units	—	—	644,782	644,782
Acquisition of additional 2% membership interest in Pony Express	(5,268)	—	(44,732)	(50,000)
Acquisition of 25.01% membership interest in Rockies Express	34,116	—	74,421	108,537
Consolidation of Deeprock North	—	—	31,843	31,843
Contributions from noncontrolling interest	—	—	183	183
Distributions to noncontrolling interest	—	—	(89,073)	(89,073)
Balance at March 31, 2018	$15,615	$—	$2,240,468	$2,256,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities:
Net income	$102,392	$114,313
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	32,799	27,620
Equity in earnings of unconsolidated investments	(88,522)	(68,402)
Distributions from unconsolidated investments	87,940	67,059
Deferred income tax expense	17,066	6,692
Noncash compensation expense	17,120	2,814
Other noncash items, net	1,536	(12,024)
Changes in components of working capital:
Accounts receivable and other	8,985	(12,013)
Accounts payable and accrued liabilities	(46,186)	16,354
Deferred revenue	12,125	10,750
Other current assets and liabilities	2,026	(1,671)
Other operating, net	(3,533)	108
Net Cash Provided by Operating Activities	143,748	151,600
Cash Flows from Investing Activities:
Capital expenditures	(62,802)	(58,760)
Formation of Powder River Gateway joint venture	(37,000)	—
Contributions to unconsolidated investments	(29,797)	(8,034)
Distributions from unconsolidated investments in excess of cumulative earnings	27,158	20,774
Acquisition of BNN North Dakota, net of cash acquired	—	(95,000)
Sale of Tallgrass Crude Gathering	—	50,046
Acquisition of 38% membership interest in Deeprock North	—	(19,500)
Other investing, net	15	(12,439)
Net Cash Used in Investing Activities	(102,426)	(122,913)
Cash Flows from Financing Activities:
Borrowings under revolving credit facilities, net	125,000	133,000
Dividends paid to Class A shareholders	(81,304)	(21,346)
Distributions to noncontrolling interests	(66,625)	(89,073)
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—
Acquisition of Pony Express membership interest	—	(50,000)
Other financing, net	313	394
Net Cash Used in Financing Activities	(35,876)	(27,025)
Net Change in Cash and Cash Equivalents	5,446	1,662
Cash and Cash Equivalents, beginning of period	9,596	2,593
Cash and Cash Equivalents, end of period	$15,042	$4,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Schedule of Noncash Investing and Financing Activities:
Assets contributed to Powder River Gateway joint venture	$(86,891)	$—
Contribution of 75% membership interest in Iron Horse to Powder River Gateway joint venture	$(35,613)	$—
Accruals for property, plant and equipment	$18,874	$1,336
Issuance of Tallgrass Equity units (a)	$—	$644,782
Acquisition of Rockies Express membership interest (a)	$—	$(393,039)
Acquisition of additional TEP common units from TD (a)	$—	$(251,743)
Contribution of 38% membership interest in Deeprock North to Deeprock Development	$—	$(19,500)
Issuance of noncontrolling interests in Deeprock Development in exchange for 62% membership interest in Deeprock North	$—	$(31,843)

(a)	Represents the issuance of Tallgrass Equity units associated with our acquisition of a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy, LP ("TGE"), is a limited partnership that owns, operates, acquires and develops midstream energy assets in North America and has elected to be treated as a corporation for U.S. federal income tax purposes. "We," "us," "our" and similar terms refer to TGE together with its consolidated subsidiaries.
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity"), in which we directly own an approximate 63.55% membership interest as of March 31, 2019, and Tallgrass Energy Partners, LP ("TEP"), a wholly-owned subsidiary of Tallgrass Equity and its subsidiaries. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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
Crude Oil Transportation. We provide crude oil transportation to customers in Wyoming, Colorado, Kansas, and the surrounding regions through (1) Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in both Guernsey, Wyoming and Weld County, Colorado and terminating in Cushing, Oklahoma (the "Pony Express System") and (2) our 51% membership interest in Powder River Gateway, LLC ("Powder River Gateway"), which owns the Powder River Express Pipeline ("PRE Pipeline"), a 70-mile crude oil pipeline that transports crude oil from the Powder River Basin to Guernsey, Wyoming, the Iron Horse Pipeline ("Iron Horse Pipeline"), a 80-mile crude oil pipeline placed into service in May 2019 that transports crude oil from the Powder River Basin to Guernsey, Wyoming, and crude oil terminal facilities in Guernsey, Wyoming.
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

Blackstone Acquisition
On March 11, 2019, pursuant to the terms of the previously announced definitive purchase agreement (the "Purchase Agreement"), dated January 30, 2019, entered into among acquisition vehicles controlled by affiliates of Blackstone Infrastructure Partners ("BIP" and, acquisition vehicles controlled by BIP, collectively, the "Sponsor Entities"), affiliates of Kelso & Co., affiliates of The Energy & Minerals Group, Tallgrass KC, LLC, an entity owned by certain members of our management, and the other sellers named therein (collectively, the "Sellers"), certain of the Sponsor Entities acquired from the Sellers (i) 100% of the membership interests in our general partner, (ii) 21,751,018 Class A shares representing limited partner interests ("Class A shares") in us, (iii) 100,655,121 units representing limited liability company interests ("TE Units") in Tallgrass Equity, and (iv) 100,655,121 Class B shares representing limited partner interests ("Class B shares") in us, in exchange for aggregate consideration of approximately $3.2 billion in cash, which was paid to the Sellers (the "Blackstone Acquisition").
As a result of the Blackstone Acquisition, BIP effectively controls our business and affairs through the ownership of 100% of the membership interests in our general partner and the exercise of the rights of such sole member. Additionally, the Sponsor Entities collectively held an approximate 43.8% economic interest in us as of March 31, 2019.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three months ended March 31, 2019 and 2018 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") filed with the SEC on February 8, 2019.
The condensed consolidated financial statements include the accounts of TGE and its subsidiaries and controlled affiliates. Intra-entity items have been eliminated in the presentation. Net income or loss from consolidated subsidiaries that are not wholly-owned by TGE is attributed to TGE and noncontrolling interests in accordance with the respective ownership interests. We have no elements of other comprehensive income for the periods presented.
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
Income Taxes
During the three months ended March 31, 2019, we recognized an additional deferred tax asset of $123.1 million upon exercise of the Exchange Right, as discussed in Note 10 – Partnership Equity, with respect to 21,751,018 Class B shares to Class A shares in connection with the Blackstone Acquisition discussed in Note 1 – Description of Business.
As a result of the increased income allocated to TGE resulting from our increased ownership in TEP following the merger transaction effective June 30, 2018 and the exercise of the Exchange Right effective March 11, 2019, our annual effective tax rate increased from 5.15% for the three months ended March 31, 2018 to 14.77% for the three months ended March 31, 2019.

Accounting Pronouncement Recently Adopted
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
Management has completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2019. This approach allows us to (i) initially apply ASC 842 at the adoption date, January 1, 2019 and (ii) continue reporting comparative periods presented in the financial statements in the period of adoption under ASC 840. Accordingly, we will not recast comparative periods in the condensed consolidated financial statements. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We have also elected the practical expedients related to land easements, allowing us to carry forward our accounting treatment for existing land easements as property, plant and equipment, and short-term leases, allowing us to not recognize ROU assets or lease liabilities for leases with a term of 12 months or less.
Excluding ROU assets and lease liabilities relating to agreements between consolidated subsidiaries, adoption of the new standard resulted in the recognition of ROU assets of approximately $2.3 million, and current and non-current lease liabilities of approximately $0.6 million and $1.7 million, respectively, for operating leases as of January 1, 2019. Our accounting for finance leases remained substantially unchanged. The adoption of this guidance had no impact to our cash flows from operating, investing, or financing activities. For additional information see Note 12 – Leases.
3. Acquisitions
Joint Venture with Silver Creek
In February 2018, we entered into an agreement with Silver Creek Midstream, LLC ("Silver Creek") to form Iron Horse Pipeline, LLC ("Iron Horse"), which owns the Iron Horse Pipeline. Effective January 1, 2019, the joint venture between us and Silver Creek was expanded through contributions to Powder River Gateway, a newly formed entity. We contributed our 75% membership interest in Iron Horse, $37 million in cash, and various other assets, including terminal facilities under construction in Guernsey, Wyoming. Silver Creek contributed the PRE Pipeline and related terminal facilities in Guernsey, Wyoming, as well as their 25% membership interest in Iron Horse. Following the expansion of the joint venture, we own a 51% membership interest in Powder River Gateway and continue to operate the joint venture, while Silver Creek owns a 49% membership interest in Powder River Gateway. As the 51% membership interest does not represent a controlling interest in Powder River Gateway, our investment in Powder River Gateway is accounted for under the equity method of accounting and reported as "Unconsolidated investments" on the condensed consolidated balance sheets.
Acquisition of Plaquemines Liquids Terminal, LLC
In November 2018, we entered into a joint venture agreement with Drexel Hamilton Infrastructure Fund I, L.P. ("DHIF") to jointly-own Plaquemines Liquids Terminal, LLC ("PLT"). PLT was formed with the intention of entering into agreements to develop a storage and terminalling facility. If developed, the facility is expected to be capable of offering up to 20 million barrels of storage for both crude oil and refined products and export facilities capable of loading Suezmax and Very Large Crude Carriers ("VLCC") vessels for international delivery. In connection with our acquisition of a 100% preferred membership interest and a 80% common membership interest in PLT, we recognized liabilities related to DHIF's right to receive special distributions totaling $35 million, of which $25 million is included in "Other current liabilities" and the remaining $10 million is included in "Other long-term liabilities and deferred credits" in the condensed consolidated balance sheets. The special distributions are contingent upon PLT reaching certain milestones in the development and construction of the project facilities. Also in November 2018, PLT entered into an agreement with the Plaquemines Port & Harbor Terminal District to lease the land site on which PLT expects to construct the facilities.

4. Related Party Transactions
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Processing and other revenues (1)	$1,903	$1,896

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.
Details of balances with affiliates included in "Accounts receivable, net" in the condensed consolidated balance sheets are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$2,839	$3,447
Powder River Gateway, LLC	512	—
Pawnee Terminal, LLC	129	115
Iron Horse Pipeline, LLC	—	186
Total receivable from related parties	$3,480	$3,748
Gas imbalances with affiliated shippers are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Affiliate gas imbalance receivables	$19	$19
Affiliate gas imbalance payables	$2,309	$742
5. Inventory
The components of inventory at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Crude oil	$16,803	$23,205
Materials and supplies	7,666	8,206
Gas in underground storage	2,413	2,740
Natural gas liquids	1,072	165
Total inventory	$27,954	$34,316

6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Crude oil pipelines	$1,309,763	$1,313,976
Gathering, processing and terminalling assets	895,552	889,168
Natural gas pipelines	615,495	607,343
General and other (1)	163,206	180,299
Construction work in progress	171,960	191,994
Accumulated depreciation and amortization	(405,601)	(380,351)
Total property, plant and equipment, net	$2,750,375	$2,802,429

(1)	Includes approximately $30.7 million of land associated with the PLT capital lease as discussed in Note 12 – Leases.
7. Investments in Unconsolidated Affiliates
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the three months ended March 31, 2019, we recognized equity in earnings associated with our 75% membership interest in Rockies Express of $86.2 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $113.4 million and $17.3 million, respectively.
Summarized financial information for Rockies Express is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$230,761	$230,058
Operating income	$132,410	$128,678
Net income to Members	$103,609	$90,968
8. Risk Management
We enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities. We also engage in the business of trading energy related products and services, which exposes us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We have a comprehensive risk management policy adopted by the board of directors of our general partner and a Risk Management Committee responsible for the overall management of credit risk and commodity risk, including establishing and monitoring exposure limits.
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

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(in thousands)
Crude oil derivative contracts (1)	Prepayments and other current assets	$1,761	$3,526
Crude oil derivative contracts (2)	Other current liabilities	$1,129	$1,642

(1)
As of March 31, 2019 and December 31, 2018, the amount shown represents the fair value of crude oil derivative contracts for the forward purchase of 2,135,700 and 2,105,146 barrels of crude oil, respectively, consisting of fixed price and floating price contracts, which will settle throughout 2019.

(2)
As of March 31, 2019 and December 31, 2018, the amount shown represents the fair value of crude oil derivative contracts for the forward sale of 1,793,000 and 1,274,500 barrels of crude oil, respectively, consisting of fixed price and floating price contracts, which will settle throughout 2019.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three months ended March 31, 2019 and 2018:

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
		Three Months Ended March 31,
		2019	2018
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$11,473	$4,295
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
Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil derivative contracts at March 31, 2019 was:

Asset Position
(in thousands)
Gross	$1,761
Netting agreement impact	—
Cash collateral held	—
Net exposure	$1,761
As of March 31, 2019, we had $1.1 million of cash in margin accounts in support of our commodity derivative contracts. As of December 31, 2018, we did not have any cash in margin accounts in support of our commodity derivative contracts.

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
The following table summarizes the fair value measurements of our derivative contracts as of March 31, 2019 and December 31, 2018, based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of March 31, 2019:
Crude oil derivative contracts	$1,761	$—	$1,761	$—
As of December 31, 2018:
Crude oil derivative contracts	$3,526	$—	$3,526	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of March 31, 2019:
Crude oil derivative contracts	$1,129	$—	$1,129	$—
As of December 31, 2018:
Crude oil derivative contracts	$1,642	$—	$1,642	$—
9. Long-term Debt
Our long-term debt is held at TEP and consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Revolving credit facility	$1,349,000	$1,224,000
4.75% senior notes due October 1, 2023	500,000	500,000
5.50% senior notes due September 15, 2024	750,000	750,000
5.50% senior notes due January 15, 2028	750,000	750,000
Less: Deferred financing costs, net (1)	(20,575)	(21,421)
Plus: Unamortized premium on 2028 Notes	3,291	3,379
Total long-term debt, net	$3,331,716	$3,205,958

(1)
Deferred financing costs, net as presented above relate solely to the Senior Notes (as defined below). Deferred financing costs associated with our revolving credit facility is presented in noncurrent assets on our condensed consolidated balance sheets.

Senior Unsecured Notes
On February 27, 2019, TEP and Tallgrass Energy Finance Corp. (together, the "Issuers"), together with the TEP subsidiary guarantors party thereto (the "Guarantors") and U.S. Bank National Association, as trustee (the "Trustee"), entered into supplemental indentures (the "Supplemental Indentures") to amend certain provisions of each of (i) the Indenture governing the 4.75% Senior Notes due 2023, dated as of September 26, 2018, among the Issuers, the Guarantors and Trustee, (ii) the Indenture governing the 5.50% Senior Notes due 2024, dated as of September 1, 2016, among the Issuers, the Guarantors and the Trustee, and (iii) the Indenture governing the 5.50% senior notes due 2028, dated as of September 15, 2017, among the Issuers, the Guarantors and the Trustee (collectively, the "Indentures"). The Supplemental Indentures (a) amended the defined term "Change of Control" in each Indenture to provide that the Blackstone Acquisition did not constitute a Change of Control under such Indenture, (b) changed the definition of "Qualifying Owners" in the applicable Indenture to provide that Blackstone Infrastructure Partners L.P., Vencap Holdings (1992) Pte. Ltd. and their respective affiliates, funds, holding companies and investment vehicles, among others, are Qualifying Owners under such Indenture, and (c) added to, amended, supplemented or changed certain other defined terms contained in each Indenture related to the foregoing.
As of March 31, 2019, TEP was in compliance with the covenants required under the Indentures.
Revolving Credit Facility
The following table sets forth the available borrowing capacity under our revolving credit facility as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Total capacity under the revolving credit facility	$2,250,000	$2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,349,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	$900,906	$1,025,906
On February 22, 2019, TEP and certain of its subsidiaries entered into a Consent and Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "Consent and Amendment") with Wells Fargo Bank, National Association, as administrative agent, and the required lenders party thereto. The Consent and Amendment modified that certain Second Amended and Restated Credit Agreement dated as of June 2, 2017, as previously amended by that certain Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of July 26, 2018 (as amended, the "Credit Agreement"). The Credit Agreement governs our revolving credit facility.
In the Consent and Amendment, the required lenders under the Credit Agreement (i) consented to the Blackstone Acquisition pursuant to the terms and conditions of the Purchase Agreement, (ii) agreed that no Default (as defined in the Credit Agreement) under the Credit Agreement, if any, that may have resulted from a Change in Control (as defined in the Credit Agreement) caused by the consummation of the Blackstone Acquisition pursuant to the terms and conditions set forth in the Purchase Agreement will be deemed to have occurred, and (iii) agreed to modify the definition of "Permitted Holders" in Section 1.01 of the Credit Agreement (which is used in the definition of Change in Control) to reflect the change in ownership as a result of the Blackstone Acquisition.
As of March 31, 2019, TEP was in compliance with the covenants required under its revolving credit facility. As of March 31, 2019, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 4.00%. During the three months ended March 31, 2019, the weighted average effective interest rate under the revolving credit facility, including the interest on outstanding borrowings under the revolving credit facility, commitment fees, and amortization of deferred financing costs, was 4.52%.

Fair Value
The following table sets forth the carrying amount and fair value of long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of March 31, 2019:
Revolving credit facility	$—	$1,349,000	$—	$1,349,000	$1,349,000
2023 Notes	$—	$504,325	$—	$504,325	$494,892
2024 Notes	$—	$771,923	$—	$771,923	$741,565
2028 Notes	$—	$754,253	$—	$754,253	$746,259
As of December 31, 2018:
Revolving credit facility	$—	$1,224,000	$—	$1,224,000	$1,224,000
2023 Notes	$—	$485,285	$—	$485,285	$494,603
2024 Notes	$—	$737,745	$—	$737,745	$741,196
2028 Notes	$—	$726,503	$—	$726,503	$746,159
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of March 31, 2019 and December 31, 2018, the fair value of borrowings under the revolving credit facility approximates the carrying amount of the borrowings using a discounted cash flow analysis. The Senior Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the Senior Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to March 31, 2019.
10. Partnership Equity
TGE Dividends to Holders of Class A Shares
The following table details the dividends for the periods indicated:

Three Months Ended	Date Paid	Dividends to Class A Shareholders	Dividends per Class A Share
		(in thousands, except per share amounts)
March 31, 2019	May 15, 2019 (1)	$94,975	$0.5300
December 31, 2018	February 14, 2019	81,304	0.5200
September 30, 2018	November 14, 2018	79,717	0.5100
June 30, 2018	August 14, 2018	77,052	0.4975
March 31, 2018	May 15, 2018	28,316	0.4875

(1)	The dividend announced on April 11, 2019 for the first quarter of 2019 will be paid on May 15, 2019 to Class A shareholders of record at the close of business on April 30, 2019.
Exchange Rights
Our current Class B shareholders (collectively, the "Exchange Right Holders") own an equal number of Tallgrass Equity units. The Exchange Right Holders, and any permitted transferees of their Tallgrass Equity units, each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party. During the three months ended March 31, 2019, 21,751,018 Class A shares were issued and an equal number of Class B shares were cancelled as a result of the exercise of the Exchange Right.

Following the Blackstone Acquisition that closed on March 11, 2019 discussed in Note 1 – Description of Business, the Exchange Rights Holders currently consist of certain of the Sponsor Entities and certain members of our management.
Noncontrolling Interests
As of March 31, 2019, noncontrolling interests in our subsidiaries consisted of a 36.45% interest in Tallgrass Equity held by the Exchange Right Holders, as well as noncontrolling interests in certain subsidiaries held by unaffiliated third parties, including an approximate 40% membership interest in Deeprock Development, LLC ("Deeprock Development"), an approximate 25% membership interest in BNN West Texas, LLC ("West Texas"), and a 37% membership interest in BNN Colorado Water, LLC ("BNN Colorado"). During the three months ended March 31, 2019, we recognized contributions from and distributions to noncontrolling interests of $1.3 million and $66.6 million, respectively. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $64.4 million and distributions to Deeprock Development and West Texas noncontrolling interests of $2.2 million.
During the three months ended March 31, 2018, we recognized contributions from and made distributions to noncontrolling interests of $0.2 million and $89.1 million, respectively. Distributions to noncontrolling interests consisted of distributions to TEP unitholders of $51.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $36.4 million and distributions to Deeprock Development and Pony Express noncontrolling interests of $1.3 million.
Other Contributions and Distributions
During the three months ended March 31, 2018, TGE recognized the following other contributions and distributions:

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

Share-Based Compensation
The Blackstone Acquisition discussed in Note 1 – Description of Business constituted a change in control event under certain Equity Participation Share agreements outstanding under the LTIP plan, resulting in the accelerated vesting of 1,092,637 Class A shares (net of tax withholding of approximately 543,909 Class A shares) with a weighted average grant date fair value of $18.82. These Class A shares were issued in April 2019. The accelerated vesting resulted in the recognition of equity-based compensation costs of $12.5 million in "General and administrative" costs in the condensed consolidated statements of income during the three months ended March 31, 2019. In addition, 1,767,100 Equity Participation Shares with a weighted average grant date fair value of $15.20 were granted during the three months ended March 31, 2019.

11. Revenue from Contracts with Customers
Disaggregated Revenue
A summary of our revenue by line of business is as follows:

	Three Months Ended March 31, 2019
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$95,277	$—	$—	$95,277
Natural gas transportation - firm service	32,521	—	—	(396)	32,125
Water business services	—	—	18,286	—	18,286
Natural gas gathering & processing fees	—	—	6,080	—	6,080
All other (1)	3,321	14,507	3,520	(17,034)	4,314
Total service revenue	35,842	109,784	27,886	(17,430)	156,082
Natural gas liquids sales	—	—	16,871	—	16,871
Natural gas sales	—	—	10,401	—	10,401
Crude oil sales	—	—	119	—	119
Total commodity sales revenue	—	—	27,391	—	27,391
Total revenue from contracts with customers	35,842	109,784	55,277	(17,430)	183,473
Other revenue (2)	—	—	18,757	(4,878)	13,879
Total revenue (3)	$35,842	$109,784	$74,034	$(22,308)	$197,352

	Three Months Ended March 31, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$84,738	$—	$—	$84,738
Natural gas transportation - firm service	33,334	—	—	(1,883)	31,451
Water business services	—	—	13,204	—	13,204
Natural gas gathering & processing fees	—	—	5,044	—	5,044
All other (1)	2,630	3,319	5,706	(6,088)	5,567
Total service revenue	35,964	88,057	23,954	(7,971)	140,004
Natural gas liquids sales	—	—	23,609	—	23,609
Natural gas sales	238	—	7,847	—	8,085
Crude oil sales	—	1,909	247	—	2,156
Total commodity sales revenue	238	1,909	31,703	—	33,850
Total revenue from contracts with customers	36,202	89,966	55,657	(7,971)	173,854
Other revenue (2)	—	—	8,181	(2,941)	5,240
Total revenue (3)	$36,202	$89,966	$63,838	$(10,912)	$179,094

(1)	Includes revenue from crude oil transportation walk up shippers, crude oil terminal services, interruptible natural gas transportation and storage, and natural gas park and loan service.

(2)	Includes lease and derivative revenue not subject to ASC 606.

(3)
Excludes revenue recognized at unconsolidated investments, including $230.8 million and $230.1 million of revenue recognized at Rockies Express for the three months ended March 31, 2019 and 2018, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

Performance Obligations
On March 31, 2019, we had $1.5 billion of remaining performance obligations at our consolidated subsidiaries, which we refer to as total backlog. Total backlog includes performance obligations under long-term crude oil transportation contracts with committed shippers, natural gas firm transportation and firm storage contracts, and certain water business service contracts with minimum volume commitments, and excludes variable consideration that is not estimated at contract inception, as discussed further below. We expect to recognize the total backlog during the remainder of 2019 and future periods as follows (in thousands):

Year	Estimated Revenue
2019 – remaining	$439,404
2020	367,732
2021	175,919
2022	171,033
2023	150,810
Thereafter	240,961
Total	$1,545,859
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

Contract Balances
The timing of revenue recognition, billings, and cash collections may result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on our condensed consolidated balance sheets. Revenue is generally billed and collected monthly based on services provided or commodity volumes sold. In our Crude Oil Transportation segment, we recognize shipper deficiencies, or deferred revenue, for barrels committed by the customer to be transported in a month but not physically received by us for transport or delivered to the customers' agreed upon destination point. These shipper deficiencies are charged at the committed tariff rate per barrel and recorded as a contract liability until the barrels are physically transported and delivered, or when the likelihood that the customer will utilize the deficiency balance becomes remote. We also recognize contract liabilities, in the form of deferred revenue, under certain water business services contracts in the Gathering, Processing & Terminalling segment. Contract balances were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts receivable from contracts with customers	$79,855	$80,935
Other accounts receivable (1)	143,949	151,414
Receivable from related parties	3,480	3,748
Accounts receivable, net	$227,284	$236,097

Deferred revenue from contracts with customers (2)	$123,184	$111,095

(1)	Other accounts receivable primarily consists of receivables under crude oil forward purchase and sale arrangements that are accounted for as derivatives under ASC 815.

(2)
Revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $1.6 million. This revenue primarily represented the utilization of shipper deficiencies at Pony Express.

12. Leases
We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019, applying the modified retrospective transition approach as of the effective date of adoption. See Note 2 – Summary of Significant Accounting Policies for additional information regarding the impacts of adoption.
We enter into operating leases as lessee for certain office space and equipment. We also have a capital lease agreement to lease the land site on which PLT expects to construct storage and terminalling facilities. In November 2018, we entered into an agreement to jointly-own PLT, an entity formed with the intention of developing a storage and terminalling facility. At the same time, PLT entered into an agreement with the Plaquemines Port & Harbor Terminal District to lease the land site on which PLT expects to construct the facilities.
Under ASC 842, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating leases), other than those that qualify for the short-term recognition exemption, we recognize as of the lease commencement date on the balance sheet a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use. The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As most of our leases do not provide an implicit rate, we determine the appropriate discount rate using our incremental secured borrowing rate, with consideration given to the nature and term of the leased asset.
Our leases have remaining terms of up to approximately 40 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the lease asset and liability at commencement includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various economic factors, including operating strategies, the nature, length, and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally determine that the exercise of renewal options would not be reasonably certain in determining the expected lease term.

For the three months ended March 31, 2019, operating lease cost and cash paid included in operating cash flows was $0.2 million. During this period the existing finance lease did not have any lease payments or variable lease cost.
Supplemental information related to our existing leases as of March 31, 2019 was as follows:

	Balance Sheet Location	March 31, 2019
Operating Leases:		(in thousands, except lease term and discount rate)
Operating lease right-of-use assets	Deferred charges and other assets	$2,171
Current operating lease liabilities	Other current liabilities	$603
Non-current operating lease liabilities	Other long-term liabilities and deferred credits	$1,568

Finance Leases:
Finance lease right-of-use asset (1)	Property, plant and equipment, net	$30,704

Weighted Average Remaining Lease Term:
Operating leases		4.6 years
Finance leases		39.7 years

Weighted Average Discount Rate:
Operating leases		4.63%
Finance leases		7.01%

(1)	PLT satisfied the initial capital lease obligation of $30.7 million at lease inception and as a result has no outstanding liability or imputed interest on the future minimum rental commitments.
Maturities of lease liabilities as of March 31, 2019 were as follows:

Year	Operating Leases	Finance Leases (1)
	(in thousands)
2019 – remaining	$683	$449
2020	956	449
2021	506	449
2022	240	449
2023	147	449
Thereafter	364	17,770
Total lease payments	2,896	20,015
Less: discounting for present value and other adjustments	(725)	(20,015)
Present value of lease liabilities	$2,171	$—

(1)
Future lease payments for finance leases consist of the annual payments under the PLT land site lease. At lease inception, the present value of the future lease payments exceeded the fair value of the leased property. As a result, the right of use asset and capital lease obligation were recorded at the $30.7 million fair value of land. On that date, PLT made a payment of $30.7 million, immediately relieving the capital lease obligation. As a result, PLT does not have an outstanding capital lease obligation or impute interest on the future minimum rental commitments and will recognize expense for the future lease payments in the period in which they are made.

Under various lease agreements, Tallgrass Midstream, LLC ("TMID"), as lessor, leases capacity on NGL pipelines that were constructed for third parties, and Deeprock Development, as lessor, leases capacity at certain of its storage facilities. Rental income for these arrangements was approximately $2.4 million for the three months ended March 31, 2019 and was recorded as "Processing and other revenues" in the condensed consolidated statements of income. Under a lease agreement initially effective November 13, 2012, Tallgrass Interstate Gas Transmission, LLC ("TIGT"), as lessor, leases a portion of its office space to a third party. Rental income was approximately $0.2 million for the three months ended March 31, 2019 and was recorded as "Other income, net" in the condensed consolidated statements of income.

At March 31, 2019, future minimum rental income under non-cancelable operating leases as the lessor were as follows:

Year	Total
(in thousands)
2019 - remaining	$5,850
2020	3,952
2021	3,773
2022	3,773
2023	3,773
Thereafter	7,353
Total	$28,474
Information as of December 31, 2018 under historical lease accounting guidance:
At December 31, 2018, our future minimum rental commitments under major, non-cancelable leases were as follows:

Year	Operating Leases	Capital Lease
	(in thousands)
2019	$1,074	$449
2020	922	449
2021	483	449
2022	240	449
2023	147	449
Thereafter	364	17,770
Total	$3,230	$20,015
13. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of TGE. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TGE and the diluted weighted average number of Class A shares outstanding. The Exchange Right Holders refers to the group of persons who collectively own all TGE's outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of TGE Class B shares) for TGE Class A shares at an exchange ratio of one TGE Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. As of March 31, 2019, the Exchange Right Holders primarily consist of certain of the Sponsor Entities and certain members of our management.
Pursuant to the TGE partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the three months ended March 31, 2019 and 2018, the assumed issuance of TGE Equity Participation Shares would have had a dilutive effect on basic net income per Class A share as shown in the table below.

The following table illustrates the calculation of net income per Class A share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share
Net income attributable to TGE	$50,587	$16,735
Basic weighted average Class A Shares outstanding	161,425	58,085
Basic net income per Class A share	$0.31	$0.29
Diluted Net Income per Class A Share
Net income attributable to TGE	$50,587	$16,735
Incremental net income attributable to TGE including the effect of the assumed issuance of Equity Participation Shares	206	69
Net income attributable to TGE including incremental net income from assumed issuance of Equity Participation Shares	$50,793	$16,804
Basic weighted average Class A Shares outstanding	161,425	58,085
Equity Participation Shares equivalent shares	1,352	125
Diluted weighted average Class A Shares outstanding	162,777	58,210
Diluted net income per Class A Share	$0.31	$0.29
14. Regulatory Matters
There are no regulatory proceedings challenging the rates of Pony Express and Rockies Express. On May 1, 2019, as further described below, TIGT filed with the FERC a pre–filing settlement that establishes, among other things, settlement rates for supporting/non–contesting participants as defined in the pre–filing settlement. On June 29, 2018, Trailblazer Pipeline Company LLC ("Trailblazer") filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"), as further described below. We have also made certain regulatory filings with the FERC, including the following:
Rockies Express
Cheyenne Hub Enhancement Project - FERC Docket No. CP18-103-000
On March 2, 2018, Rockies Express submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity authorizing the construction and operation of certain booster compressor units and ancillary facilities located at the Cheyenne Hub in Weld County, Colorado that will enable Rockies Express to provide a new hub service allowing for firm receipts and deliveries between Rockies Express and certain other interconnected pipelines at the Cheyenne Hub. Rockies Express filed this certificate application in conjunction with a concurrently filed certificate application by Cheyenne Connector, LLC ("Cheyenne Connector") for the Cheyenne Connector Pipeline Project further described below. The comment period for the Cheyenne Hub Enhancement Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Rockies Express has also responded to data requests from the FERC's relevant program offices. On October 11, 2018, the FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project. On December 18, 2018, the FERC issued the Environmental Assessment. The application is pending before the FERC.
Rockies Express Form No. 501-G Filing - FERC Docket No. RP19-412-000
On December 6, 2018, Rockies Express submitted its one-time informational filing in compliance with Order No. 849, which required interstate natural gas pipelines to make a one-time informational filing on the rate effect of the changes in tax laws and policy following the Tax Cuts and Jobs Act and the FERC's changes to its Income Tax Policy Statement following the decision of the U.S. Court of Appeals for the D.C. Circuit in United Airlines, Inc. v. FERC in 2016. On March 20, 2019, the FERC issued an order finding that Rockies Express complied with the reporting requirement and terminated the proceeding.
2019 Annual FERC Fuel Tracking Filing - FERC Docket No. RP19-786-000
On February 28, 2019, in Docket No. RP19-786-000, Rockies Express made its annual fuel and power cost tracker filing. The FERC issued an order accepting the filing on March 29, 2019.

Cheyenne Connector
Cheyenne Connector Pipeline Project - FERC Docket No. CP18-102-000
On March 2, 2018, Cheyenne Connector, an indirect subsidiary of TGE, submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity to construct and operate a 70-mile 36 inch pipeline to transport natural gas from multiple gas processing plants in Weld County, Colorado to Rockies Express' Cheyenne Hub. The comment period for the Cheyenne Connector Pipeline Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Cheyenne Connector has also responded to data requests from the FERC's relevant program offices. On October 11, 2018, the FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project. On December 18, 2018, the FERC issued the Environmental Assessment. The application is pending before the FERC.
TIGT
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
2019 Annual Fuel Tracker Filing - FERC Docket No. RP19-715-000
On February 27, 2019, in Docket No. RP19-715-000, TIGT made its annual fuel tracker filing with a proposed effective date of April 1, 2019. The FERC accepted the filing on March 22, 2019.
Pre-Filing Settlement - FERC Docket No. RP19-423-001
On May 1, 2019, TIGT filed a pre-filing settlement that, consistent with Article II.B.1 of the Docket No. RP16-137-000 settlement, satisfies TIGT's mandatory filing requirement under Article IIB.1 of such settlement. The pre-filing settlement establishes, inter alia, settlement rates reflecting an overall decrease to recourse rates, contract extensions for maximum recourse rate firm contracts through May 31, 2023, and a moratorium, as well as requires that TIGT file a new NGA Section 4 general rate case on June 1, 2023, provided that TIGT has not preempted this mandatory filing requirement by filing on or before June 1, 2023 for approval of a new pre-filing settlement.
Trailblazer
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
On February 21, 2019, the FERC issued an Order stating a preliminary finding that a double recovery appears to result from permitting an income tax allowance for the income tax liability attributable to certain private owners' ownership share in Trailblazer in addition to a discounted cash flow return on equity. The FERC also preliminary found that no double recovery resulted from permitting an income tax allowance for the corporate income tax liability attributable to TGE's ownership share in Trailblazer in addition to a discounted cash flow return on equity. The FERC emphasized that the findings are preliminary and may change based upon subsequent evidence and argument. The FERC ordered that the income tax allowance be addressed at the hearing with the other remaining issues. On February 22, 2019, the Chief Administrative Law Judge issued an order directing the ongoing settlement judge procedures and any subsequent hearing in the proceeding to address all income tax allowance issues.
On August 28, 2018, the participants attended an initial settlement conference. On November 15, 2018, the participants attended a second settlement conference. On December 31, 2018, Trailblazer filed a motion with the FERC to move the suspended tariff records into effect as of January 1, 2019. In January 2019, the participants attended a third settlement conference. In February 2019, the participants attended a fourth settlement conference. On February 14, 2019, Trailblazer filed its 45-day update. On March 14, 2019, the Chief Administrative Law Judge issued an order terminating settlement judge procedures, designating a Presiding Judge for the purpose of conducting a hearing and issuing an initial decision, establishing Track III procedural time standards for the hearing and directing that a prehearing conference be convened within 15 days of the date of the order. On March 19, 2019, the Presiding Judge issued an order to convene the prehearing conference on March 26, 2019. Following the prehearing conference, on March 28, 2019, the Presiding Judge issued an order establishing a procedural schedule and hearing rules in connection with the Chief Administrative Law Judge's March 28, 2019 order extending the Track III procedural deadlines.
2019 Annual Fuel Tracker Filing - FERC Docket No. RP19-888-000
On March 25, 2019, in Docket No. RP19-888-000, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2018. The FERC accepted the filing on April 18, 2019.
Pony Express
On January 11, 2019, Pony Express filed with the FERC in Docket No. IS19-145-000 certain changes to its tariffs to incorporate the Sterling origin point in Logan County, Colorado in the published rate schedules, to establish a line fill return rate from the Natoma origin point, and to make minor clarifying edits.
Iron Horse
Petition for Declaratory Order - FERC Docket No. OR19-9-000
On November 9, 2018, Iron Horse filed a Petition for Declaratory Order with the FERC, requesting approval of Iron Horse's proposed rate structures, Committed Shipper rights, and prorationing provisions for shippers and various other aspects of the Transportation Service Agreement for service on the pipeline. The FERC granted the Petition on April 11, 2019.
Baseline Tariff Filing - FERC Docket No. IS19-274-000
On April 1, 2019, Iron Horse filed certain baseline tariffs with the FERC, each with an effective date of May 1, 2019.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of March 31, 2019 or December 31, 2018.

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
As of March 31, 2019, Rockies Express has paid public utility excise taxes to the state of Ohio totaling $7.1 million and has accrued an additional $4.6 million for amounts expected to be assessed for the period from May 1, 2018 through March 31, 2019. While it is difficult to accurately predict how the Ohio Supreme Court will decide the case, Rockies Express is optimistic about the ultimate outcome and has recorded a $11.7 million asset representing the anticipated refund of the public utility excise taxes paid.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We currently believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $6.8 million and $7.4 million at March 31, 2019 and December 31, 2018, respectively.
Rockies Express
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations. The release required Rockies Express to shut off the flow through the segment until February 27, 2018, when temporary repairs were completed allowing the segment to be placed back into service. Permanent repairs were completed in September 2018. Total cost of remediation was approximately $6.1 million, $5.1 million of which Rockies Express has recovered through insurance.
TMID and TIGT
Casper Plant, EPA Notice of Violation
In August 2011, the EPA and the Wyoming Department of Environmental Quality ("WDEQ") conducted an inspection of the Leak Detection and Repair ("LDAR") Program at the Casper Gas Plant in Wyoming. In September 2011, TMID received a letter from the EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the Clean Air Act. TMID received a letter from the EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the EPA and Department of Justice beginning in July 2014. TMID and TIGT entered into a Consent Agreement and Final Order to settle this matter with the EPA on February 21, 2019 and made an approximately $0.1 million penalty payment to the EPA.
Casper Gas Plant
On November 25, 2014, the WDEQ issued a Notice of Violation for violations of Part 60 Subpart OOOO related to the Depropanizer project (wv-14388, issued 7/9/13) in Docket No. 5506-14. TMID had discussed the issues in a meeting with WDEQ in Cheyenne on November 17, 2014, and submitted a disclosure on November 20, 2014 detailing the regulatory issues and potential violations. The project triggered a modification of Subpart OOOO for the entire plant. The project equipment as well as plant equipment subjected to Subpart OOOO was not monitored timely, and initial notification was not made timely. TMID and TIGT entered into a Consent Decree to settle this matter with the WDEQ on March 8, 2019 and made an approximately $0.1 million penalty payment to the WDEQ.

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
16. Reportable Segments
Our operations are located in the United States. We are organized into three reportable segments: (1) Natural Gas Transportation, (2) Crude Oil Transportation, and (3) Gathering, Processing & Terminalling. Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with our revolving credit facility and the Senior Notes, public company costs, equity-based compensation expense, and eliminations of intersegment activity.
Natural Gas Transportation. The Natural Gas Transportation segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation segment includes our 75% membership interest in Rockies Express.
Crude Oil Transportation. The Crude Oil Transportation segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale, Denver-Julesburg and Powder River Basins, and other nearby oil producing basins. The Crude Oil Transportation segment includes our 51% membership interest in Powder River Gateway.
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
We consider Adjusted EBITDA to be our primary segment performance measure as we believe it is the most meaningful measure to assess our financial condition and results of operations as a public entity. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments and deficiency payments received from or utilized by our customers. Adjusted EBITDA is calculated and presented at the Tallgrass Equity level, before consideration of noncontrolling interest associated with the Exchange Right Holders, which we believe provides investors the most complete and comparable picture of our overall financial and operational results.

The following tables set forth our segment information for the periods indicated:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$35,842	$(414)	$35,428	$36,202	$(1,858)	$34,344
Crude Oil Transportation	109,784	(14,422)	95,362	89,966	(3,319)	86,647
Gathering, Processing & Terminalling	74,034	(7,472)	66,562	63,838	(5,735)	58,103
Total revenue	$219,660	$(22,308)	$197,352	$190,006	$(10,912)	$179,094

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$138,868	$(905)	$137,963	$70,652	$(735)	$69,917
Crude Oil Transportation	80,741	(6,160)	74,581	34,871	1,386	36,257
Gathering, Processing & Terminalling	27,910	7,065	34,975	10,156	(651)	9,505
Corporate and Other	(1,794)	—	(1,794)	(12,269)	—	(12,269)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			88,522			32,413
Gain on disposal of assets (1)			—			3,212
Less:
Interest expense, net (1)			(39,710)			(10,786)
Depreciation and amortization expense (1)			(30,728)			(8,496)
Distributions from unconsolidated investments (1)			(115,098)			(43,491)
Non-cash compensation expense (1)			(17,120)			(962)
Deficiency payments, net (1)			(12,144)			(3,780)
Non-cash (loss) gain related to derivative instruments (1)			(1,252)			872
Deferred income tax expense			(17,066)			(6,692)
Net income attributable to Exchange Right Holders			(50,542)			(48,965)
Net income attributable to TGE			$50,587			$16,735

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

	Three Months Ended March 31,
Capital Expenditures:	2019	2018
	(in thousands)
Natural Gas Transportation	$16,346	$9,885
Crude Oil Transportation	17,016	16,952
Gathering, Processing & Terminalling	27,814	31,139
Corporate and Other	1,626	784
Total capital expenditures	$62,802	$58,760

Assets:	March 31, 2019	December 31, 2018
	(in thousands)
Natural Gas Transportation	$2,608,355	$2,606,696
Crude Oil Transportation	1,711,706	1,423,740
Gathering, Processing & Terminalling	1,471,995	1,522,559
Corporate and Other	277,169	340,514
Total assets	$6,069,225	$5,893,509

17. Subsequent Events
Rockies Express Senior Notes Offering
On April 12, 2019, Rockies Express and U.S. Bank, National Association, as trustee, entered into an Indenture pursuant to which Rockies Express issued $550 million in aggregate principal amount of 4.95% senior notes due 2029. Substantially all of the net proceeds received by Rockies Express from the senior notes offering were used to repay Rockies Express' $525 million term loan facility.
Acquisition of Central Environmental Services
On April 24, 2019, BNN Eastern, LLC ("BNN Eastern"), an indirect subsidiary of TGE, entered into a Stock Purchase Agreement to acquire all of the outstanding stock of CES Holding Company, Inc., which owns all of the issued and outstanding membership interests of K & H Partners LLC (a company doing business as Central Environmental Services, or CES). CES owns a salt water disposal facility located in the Utica and Marcellus area of Ohio. On May 1, 2019, the acquisition closed for total purchase consideration of approximately $52 million paid at closing, and a seller in the transaction received a 7.65% membership interest in BNN Eastern. In addition to the consideration paid at closing, the transaction includes a potential earn out payment to the sellers of approximately $3 million, which is payable in cash or in additional membership interests in BNN Eastern. The initial accounting for the transaction is not yet complete as management does not have the information necessary to prepare pro forma financial information or value the assets acquired and liabilities assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TGE" and similar terms refer to Tallgrass Energy, LP, in its individual capacity or to Tallgrass Energy, LP and its consolidated subsidiaries collectively (including Tallgrass Equity, LLC, Tallgrass Energy Partners, LP and their respective subsidiaries), as the context requires. References to "Tallgrass Equity" refer to Tallgrass Equity, LLC. References to "TEP" refer to Tallgrass Energy Partners, LP. The term our "general partner" refers to Tallgrass Energy GP, LLC. References to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TGE's "Business" in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 8, 2019.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay dividends to our Class A shareholders;

•	our expected receipt of, and amounts of, distributions from Tallgrass Equity;

•	our ability to complete and integrate acquisitions, including integrating the acquisitions discussed in Note 3 – Acquisitions;

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity in which we directly own an approximate 63.70% membership interest as of May 7, 2019. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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

Recent Developments
TGE Dividend Announced
On April 11, 2019, the Board of Directors of our general partner declared a cash dividend for the quarter ended March 31, 2019 of $0.5300 per Class A share. The distribution will be paid on May 15, 2019, to Class A shareholders of record on April 30, 2019.
Rockies Express Senior Notes Offering
On April 12, 2019, Rockies Express and U.S. Bank, National Association, as trustee, entered into an Indenture pursuant to which Rockies Express issued $550 million in aggregate principal amount of 4.95% senior notes due 2029. Substantially all of the net proceeds received by Rockies Express from the senior notes offering were used to repay Rockies Express' $525 million term loan facility.

Acquisition of Central Environmental Services
On April 24, 2019, BNN Eastern, LLC ("BNN Eastern"), an indirect subsidiary of TGE, entered into a Stock Purchase Agreement to acquire all of the outstanding stock of CES Holding Company, Inc., which owns all of the issued and outstanding membership interests of K & H Partners LLC (a company doing business as Central Environmental Services, or CES). CES owns a salt water disposal facility located in the Utica and Marcellus area of Ohio. On May 1, 2019, the acquisition closed for total purchase consideration of approximately $52 million paid at closing, and a seller in the transaction received a 7.65% membership interest in BNN Eastern. In addition to the consideration paid at closing, the transaction includes a potential earn out payment to the sellers of approximately $3 million, which is payable in cash or in additional membership interests in BNN Eastern.
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

Non-GAAP Financial Measures
We generally define Adjusted EBITDA as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments and deficiency payments received from or utilized by our customers. We also use Cash Available for Dividends, which we generally define as Adjusted EBITDA, less cash interest costs, maintenance capital expenditures, and certain cash reserves permitted by our governing documents. Adjusted EBITDA and Cash Available for Dividends are both calculated and presented at the Tallgrass Equity level, before consideration of noncontrolling interest associated with the Exchange Right Holders or calculating distributions from Tallgrass Equity to us, on one hand, and to the Exchange Right Holders, on the other. We believe calculating these measures at Tallgrass Equity provides investors the most complete and comparable picture of our overall financial and operational results and provides a consistent metric for period over period comparisons that is not impacted by any future exercises by the Exchange Right Holders of the Exchange Right, which does not have a dilutive effect on TGE's net income per share.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Net income attributable to TGE
Net income attributable to TGE	$50,587	$16,735
Add:
Interest expense, net (1)	39,710	10,786
Depreciation and amortization expense (1)	30,728	8,496
Distributions from unconsolidated investments (1)	115,098	43,491
Deficiency payments, net (1)	12,144	3,780
Non-cash compensation expense (1)(2)	17,120	962
Non-cash loss (gain) related to derivative instruments (1)	1,252	(872)
Deferred income tax expense	17,066	6,692
Net income attributable to Exchange Right Holders	50,542	48,965
Less:
Equity in earnings of unconsolidated investments (1)	(88,522)	(32,413)
Gain on disposal of assets (1)	—	(3,212)
Tallgrass Equity Adjusted EBITDA	$245,725	$103,410
Reconciliation of Tallgrass Equity Adjusted EBITDA and Cash Available for Dividends to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$143,748	$151,600
Add:
Interest expense, net (1)	39,710	10,786
Other, including changes in operating working capital (1)	62,267	(58,976)
Tallgrass Equity Adjusted EBITDA	$245,725	$103,410
Less:
Cash interest cost (1)	(38,139)	(10,282)
Maintenance capital expenditures, net (1)	(6,988)	(1,026)
Tallgrass Equity Cash Available for Dividends	$200,598	$92,102

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

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

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$19,936	$19,384
Add:
Depreciation and amortization expense (2)	4,948	1,571
Distributions from unconsolidated investment (2)	113,395	43,491
Other, net (2)	589	576
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	5,630
Tallgrass Equity Segment Adjusted EBITDA	$138,868	$70,652
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$61,437	$46,527
Add:
Depreciation and amortization expense (2)	13,699	4,348
Deficiency payments, net (2)	5,605	2,641
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	(18,645)
Tallgrass Equity Segment Adjusted EBITDA	$80,741	$34,871
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Gathering, Processing & Terminalling Segment (1)
Operating income	$8,609	$23,305
Add:
Depreciation and amortization expense (2)	11,477	2,354
Non-cash loss (gain) related to derivative instruments (2)	1,252	(872)
Distributions from unconsolidated investments (2)	1,703	—
Deficiency payments, net (2)	6,147	1,014
Other, net (2)	(20)	—
Less:
Gain on disposal of assets (2)	—	(3,212)
Adjusted EBITDA attributable to noncontrolling interests	(1,258)	(12,433)
Tallgrass Equity Segment Adjusted EBITDA	$27,910	$10,156
Total Tallgrass Equity Segment Adjusted EBITDA	$247,519	$115,679
Corporate general and administrative costs	(1,794)	(12,269)
Total Tallgrass Equity Adjusted EBITDA	$245,725	$103,410

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments.

(2)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Natural Gas Transportation Segment:
TIGT and Trailblazer average firm contracted volumes (MMcf/d) (1)	1,914	1,842
Rockies Express average firm contracted volumes (MMcf/d) (2)	4,204	4,107
Crude Oil Transportation Segment:
Crude oil transportation average contracted capacity (Bbls/d)	308,580	303,580
Crude oil transportation average throughput (Bbls/d)	335,749	289,739
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	109	117
Freshwater average volumes (Bbls/d)	27,418	45,512
Produced water gathering and disposal average volumes (Bbls/d)	160,431	85,406

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

(2)	Volumes transported under long-term firm fee contracts.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$95,156	$84,738
Natural gas transportation services	33,516	32,196
Sales of natural gas, NGLs, and crude oil	38,864	38,145
Processing and other revenues	29,816	24,015
Total Revenues	197,352	179,094
Operating Costs and Expenses:
Cost of sales	19,285	26,351
Cost of transportation services	15,072	10,420
Operations and maintenance	18,046	16,399
Depreciation and amortization	31,001	26,123
General and administrative	32,272	18,426
Taxes, other than income taxes	10,998	8,879
Loss (gain) on disposal of assets	214	(9,417)
Total Operating Costs and Expenses	126,888	97,181
Operating Income	70,464	81,913
Other Income (Expense):
Equity in earnings of unconsolidated investments	88,522	68,402
Interest expense, net	(39,705)	(29,761)
Other income, net	177	451
Total Other Income (Expense)	48,994	39,092
Net income before tax	119,458	121,005
Deferred income tax expense	(17,066)	(6,692)
Net income	102,392	114,313
Net income attributable to noncontrolling interests	(51,805)	(97,578)
Net income attributable to TGE	$50,587	$16,735
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. Total revenues were $197.4 million for the three months ended March 31, 2019, compared to $179.1 million for the three months ended March 31, 2018, which represents an increase of $18.3 million, or 10%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $19.8 million and $10.2 million in the Crude Oil Transportation and Gathering, Processing & Terminalling segments, respectively, partially offset by a $11.3 million increase in eliminations of intersegment revenue and decreased revenues of $0.4 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $126.9 million for the three months ended March 31, 2019 compared to $97.2 million for the three months ended March 31, 2018, which represents an increase of $29.7 million, or 31%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $24.9 million, $4.9 million, and $0.8 million in the Gathering, Processing & Terminalling, Crude Oil Transportation, and Corporate and Other segments, respectively, partially offset by decreased operating costs and expenses of $0.9 million in the Natural Gas Transportation segment, as discussed further below. The increase in Corporate and Other expenses was primarily driven by a $12.1 million increase in corporate general and administrative costs, partially offset by a $11.3 million increase in eliminations of intersegment operating costs and expenses. The increase in corporate general and administrative costs was primarily due to an increase in equity-based compensation costs related to the accelerated vesting of certain Equity Participation Shares as a result of the change in control triggered by the Blackstone Acquisition.

Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $88.5 million and $68.4 million for the three months ended March 31, 2019 and 2018, respectively. Equity in earnings of unconsolidated investments of $88.5 million for the three months ended March 31, 2019 primarily reflects our portion of earnings and the $8.5 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as equity in earnings of $1.4 million and $0.9 million, respectively, related to our 51% membership interests in Pawnee Terminal, LLC ("Pawnee Terminal") and Powder River Gateway. Equity in earnings of unconsolidated investments of $68.4 million for the three months ended March 31, 2018 primarily reflects our portion of earnings and the $8.4 million of amortization of a negative basis difference associated with our 75% membership interest in Rockies Express, inclusive of Tallgrass Equity's additional 25.01% membership interest acquired in February 2018, as well as $1.3 million of equity in earnings related to our 63% membership interest in BNN Colorado. The overall increase was primarily driven by a $19.2 million increase in equity in earnings from Rockies Express as a result of the additional 25% membership interest acquired in February 2018, as well as lower interest expense at Rockies Express due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
Interest expense, net. Interest expense of $39.7 million for the three months ended March 31, 2019 was primarily composed of interest and fees associated with the TEP revolving credit facility and Senior Notes. Interest expense of $29.8 million for the three months ended March 31, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017 and December 11, 2017. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2018 and 2019 acquisitions and a special contribution to Rockies Express to fund our pro rata portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018, as well as the higher borrowing rate on the Senior Notes, the proceeds of which were used to repay borrowings under the revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended March 31, 2019 was $0.2 million compared to $0.5 million of other income for the three months ended March 31, 2018.
Deferred income tax expense. Deferred income tax expense for the three months ended March 31, 2019 was $17.1 million, compared to deferred income tax expense of $6.7 million for the three months ended March 31, 2018. The increase in deferred income tax expense was primarily due to our increased ownership in TEP effective June 30, 2018 as a result of the merger transaction with TEP and the exercise of the Exchange Right effective March 11, 2019 and the resulting increase in income allocated to TGE.
The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data – Natural Gas Transportation (1)	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Natural gas transportation services	$33,930	$34,054
Sales of natural gas, NGLs, and crude oil	—	237
Processing and other revenues	1,912	1,911
Total revenues	35,842	36,202
Operating costs and expenses:
Cost of sales	—	343
Cost of transportation services	(262)	132
Operations and maintenance	6,040	6,163
Depreciation and amortization	4,948	4,827
General and administrative	3,880	3,934
Taxes, other than income taxes	1,300	1,419
Total operating costs and expenses	15,906	16,818
Operating income	$19,936	$19,384

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. Natural Gas Transportation segment revenues were $35.8 million for the three months ended March 31, 2019, compared to $36.2 million for the three months ended March 31, 2018, which represents a decrease of $0.4 million in segment revenues primarily due to a $0.2 million decrease in sales of natural gas driven by decreased volumes of natural gas sold.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $15.9 million for the three months ended March 31, 2019, compared to $16.8 million for the three months ended March 31, 2018, which represents a decrease of $0.9 million, or 5%. The overall decrease in operating costs and expenses was primarily due to a $0.4 million decrease in cost of transportation services driven by increased cash settlements of shipper imbalances at TIGT during the three months ended March 31, 2019 and a $0.3 million decrease in cost of sales driven by decreased volumes of natural gas sold.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data – Crude Oil Transportation (1)	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$109,578	$88,057
Sales of natural gas, NGLs, and crude oil	—	1,909
Processing and other revenues	206	—
Total revenues	109,784	89,966
Operating costs and expenses:
Cost of sales	521	1,966
Cost of transportation services	16,898	14,387
Operations and maintenance	3,050	2,870
Depreciation and amortization	13,699	13,366
General and administrative	5,456	4,492
Taxes, other than income taxes	8,723	6,358
Total operating costs and expenses	48,347	43,439
Operating income	$61,437	$46,527

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. Crude Oil Transportation segment revenues were $109.8 million for the three months ended March 31, 2019, compared to $90.0 million for the three months ended March 31, 2018, which represents an increase of $19.8 million, or 22%, in segment revenues driven by a $21.5 million increase in crude oil transportation services, partially offset by a $1.9 million decrease in sales of crude oil primarily due to decreased volumes sold during the three months ended March 31, 2019. The increase in crude oil transportation services revenue was primarily driven by a $10.6 million increase in walk-up barrels shipped, a $5.7 million increase in committed volume shipments, and a $4.1 million increase due to the FERC annual index adjustments effective July 1, 2018.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $48.3 million for the three months ended March 31, 2019 compared to $43.4 million for the three months ended March 31, 2018, which represents an increase of $4.9 million, or 11%. The overall increase in operating costs and expenses was primarily driven by a $2.5 million increase in cost of transportation services driven by higher throughput volumes during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and a $2.4 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates.

The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data – Gathering, Processing & Terminalling (1)	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$38,864	$35,999
Processing and other revenues	35,170	27,839
Total revenues	74,034	63,838
Operating costs and expenses:
Cost of sales	18,879	24,566
Cost of transportation services	20,629	6,289
Operations and maintenance	8,956	7,366
Depreciation and amortization	11,750	7,294
General and administrative	4,022	3,333
Taxes, other than income taxes	975	1,102
Loss (gain) on disposal of assets	214	(9,417)
Total operating costs and expenses	65,425	40,533
Operating income	$8,609	$23,305

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 16 – Reportable Segments.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. Gathering, Processing & Terminalling segment revenues were $74.0 million for the three months ended March 31, 2019, compared to $63.8 million for the three months ended March 31, 2018, which represents a $10.2 million, or 16%, increase in segment revenues. The increase in segment revenues was due to a $7.3 million increase in processing and other revenues and a $2.9 million increase in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by (i) increased water business services revenue of $5.1 million driven by the acquisition of NGL Water Solutions Bakken, LLC ("NGL Water Solutions Bakken") in November 2018 and increased produced water disposal volumes, partially offset by decreased fresh water transportation volumes and (ii) increased terminal services revenue of $2.2 million driven by the Buckingham Terminal expansion and the Natoma Terminal placed into service in April 2018. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased crude oil sales of $7.2 million at Stanchion and (ii) increased sales of natural gas of $2.6 million due to sales of residue gas from the Douglas Gathering System; partially offset by decreased sales of NGLs of $6.7 million primarily due to lower NGL prices.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $65.4 million for the three months ended March 31, 2019 compared to $40.5 million for the three months ended March 31, 2018, which represents an increase of $24.9 million, or 61%. The increase in operating costs and expenses was primarily driven by (i) an increase of $14.3 million in the cost of transportation services due to crude oil transportation fees paid by Stanchion and increased water gathering and disposal volumes at Water Solutions, (ii) $0.2 million loss on the disposal of assets during the three months ended March 31, 2019, compared to the $9.4 million gain on disposal of assets on the disposal of Tallgrass Crude Gathering, LLC ("TCG") during the three months ended March 31, 2018, and (iii) increased depreciation and amortization expense of $4.5 million primarily due to acquisitions and assets placed into service in 2018 and 2019 at Water Solutions and Terminals. These increases were partially offset by a $5.7 million decrease in cost of sales primarily due to lower NGL prices as discussed above.

Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended March 31, 2019 were cash generated from operations and borrowings under our revolving credit facility. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under our revolving credit facility; and

•	future issuances of additional equity and/or debt securities.
We believe that cash on hand, cash generated from operations, and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash dividends to shareholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of cash generated from operations, borrowings under our revolving credit facility and issuances of debt and/or equity securities. For additional information regarding our revolving credit facilities and senior unsecured notes, see Note 9 – Long-term Debt. For additional information regarding our equity transactions, see Note 10 – Partnership Equity.
Our total liquidity as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash on hand (1)	$15,042	$9,596
Total capacity under the revolving credit facility	2,250,000	2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,349,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	900,906	1,025,906
Total liquidity	$915,948	$1,035,502

(1)	Includes cash on hand at TGE and its consolidated subsidiaries.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable, accounts payable and deferred revenue. We manage our working capital needs through borrowings and repayments of borrowings under our revolving credit facility. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable. Factors impacting deferred revenue include the volume of barrels transported, the amount of deficiency payments received, and the volume of prior deficiencies utilized during the period.
As of March 31, 2019, we had a working capital deficit of $116.1 million compared to a working capital deficit of $146.9 million at December 31, 2018, which represents a decrease in the working capital deficit of $30.8 million. The overall decrease in the working capital deficit was primarily attributable to changes in the following components:

•	a decrease in accrued interest of $26.7 million primarily due to timing of interest payments during the first quarter of 2019, partially offset by increased borrowings;

•
a decrease in accounts payable of $14.2 million primarily due to a decrease in crude oil purchases at Stanchion, a decrease in capital expenditures at Terminals, and a decrease in producer settlements at TMID, partially offset by an increase in capital expenditures at Pony Express; and

•	a decrease in accrued liabilities of $13.3 million primarily due to annual incentive payments made during the quarter.
These working capital decreases were partially offset by:

•	an increase in deferred revenue of $12.1 million primarily from deficiency payments collected by Pony Express and Water Solutions; and

•
a decrease in accounts receivable of $8.8 million primarily due to a decrease in crude oil sales at Stanchion and lower processed volumes at TMID, partially offset by increased accounts receivable at Water Solutions.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$143,748	$151,600
Investing activities	$(102,426)	$(122,913)
Financing activities	$(35,876)	$(27,025)
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Operating Activities. Cash flows provided by operating activities were $143.7 million and $151.6 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in net cash flows provided by operating activities of $7.9 million was primarily driven by a net decrease in cash flows from changes in working capital driven by a $62.5 million increase in net cash outflows from accounts payable and accrued liabilities, primarily due to higher crude oil purchases at Stanchion and timing of interest payments, partially offset by a $21.0 million increase in net cash inflows from accounts receivable, primarily due to higher crude oil sales at Stanchion. The decrease in cash flows from changes in working capital was partially offset by a $20.9 million increase in distributions received from unconsolidated affiliates, primarily Rockies Express, as a result of our increased membership interest effective February 7, 2018, as well as lower interest expense at Rockies Express due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
Investing Activities. Cash flows used in investing activities were $102.4 million for the three months ended March 31, 2019, primarily driven by:

•
capital expenditures of $62.8 million, primarily due to spending on construction of the Guernsey and Grasslands Terminals, Pony Express expansion, and a new 70-mile natural gas pipeline located in Colorado ("Cheyenne Connector");

•	cash outflows of $37.0 million for the initial capital contribution and formation of the Powder River Gateway joint venture; and

•	contributions to unconsolidated investments in the amount of $29.8 million, primarily to fund our share of capital projects at Rockies Express and Powder River Gateway.
These cash outflows were partially offset by $27.2 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $122.9 million for the three months ended March 31, 2018, primarily driven by:

•	cash outflows of $95.0 million for the acquisition of BNN North Dakota;

•
capital expenditures of $58.8 million, primarily due to spending on a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, and construction of the Grasslands and Natoma Terminals; and

•	cash outflows of $19.5 million for the acquisition of a 38% membership interest in Deeprock North, LLC.
These cash outflows were partially offset by cash inflows of:

•	$50.0 million from the sale of TCG; and

•	$20.8 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Financing Activities. Cash flows used in financing activities were $35.9 million for the three months ended March 31, 2019, primarily driven by:

•	dividends paid to Class A shareholders of $81.3 million; and

•
distributions to noncontrolling interests of $66.6 million, consisting of Tallgrass Equity distributions to the Exchange Right Holders of $64.4 million and distributions to Deeprock Development and West Texas noncontrolling interests of $2.2 million; and

•	tax payments funded by shares tendered by employees to satisfy tax withholding obligations of $13.3 million related to the issuance of Class A shares under LTIP plan.
These cash outflows were partially offset by net borrowings under the revolving credit facility of $125.0 million.
Cash flows used in financing activities were $27.0 million for the three months ended March 31, 2018, primarily driven by:

•
distributions to noncontrolling interests of $89.1 million, which consisted of distributions to TEP unitholders of $51.3 million, Tallgrass Equity distributions to the Exchange Right Holders of $36.4 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $1.3 million;

•	cash outflows of $50.0 million for the acquisition of an additional 2% membership interest in Pony Express; and

•	dividends paid to Class A shareholders of $21.3 million.
These cash outflows were partially offset by net borrowings of $133.0 million under the revolving credit facility and the Tallgrass Equity credit facility that was terminated in July 2018.
Dividends
Dividends to our Class A shareholders. We distribute 100% of TGE's available cash at the end of each quarter to Class A shareholders of record beginning with the quarter ended June 30, 2015. Available cash at TGE is generally defined in our partnership agreement as all cash and cash equivalents on hand at the date of determination in respect of such quarter less reserves established in the discretion of our general partner for future requirements. For a discussion of factors and trends impacting our business, which in turn impacts our ability to pay dividends to our Class A shareholders, please see "—Factors and Trends Impacting Our Business" in our 2018 Form 10-K.
Our dividend for the three months ended March 31, 2019, in the amount of $0.5300 per Class A share, or $95.0 million in the aggregate, was announced on April 11, 2019 and will be paid on May 15, 2019 to Class A shareholders of record on April 30, 2019.
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

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. We expect to incur approximately $290 million for expansion capital projects and approximately $40 million for maintenance capital expenditures in 2019. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$6,988	$3,030
Expansion capital expenditures	54,141	57,067
Total capital expenditures incurred	$61,129	$60,097
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The increase in maintenance capital expenditures to $7.0 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March

31, 2018 is primarily driven by increased expenditures in the Natural Gas Transportation and Corporate and Other segments. Maintenance capital expenditures for the three months ended March 31, 2019 in the Corporate and Other segment consisted primarily of spending on information technology assets as a result of our acquisition of these assets from TD in February 2018. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. Expansion capital expenditures were $54.1 million for the three months ended March 31, 2019 compared to $57.1 million for the three months ended March 31, 2018. Expansion capital expenditures for the three months ended March 31, 2019 consisted primarily of spending on the construction of the Guernsey and Grasslands Terminals, Pony Express expansion, and Cheyenne Connector. Expansion capital expenditures of $57.1 million for the three months ended March 31, 2018 consisted primarily of spending on a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, and construction of the Grasslands Terminal and the Natoma Terminal.
During the three months ended March 31, 2019 and 2018, we invested cash of $29.8 million and $8.0 million, respectively, in unconsolidated affiliates, including Rockies Express, Powder River Gateway, and BNN Colorado, prior to our consolidation of BNN Colorado in December 2018, to fund our share of capital projects.
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
Contractual Obligations
There have been no material changes in our contractual obligations as reported in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2018 Form 10-K and have not changed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Historically, we have had a limited amount of direct commodity price exposure related to natural gas used at TMID and crude oil collected as part of our contractual pipeline loss allowance at Pony Express and Terminals. Accordingly, we have historically entered into derivative contracts with third parties for all or a portion of these volumes for the purpose of hedging our commodity price exposures. In addition, Stanchion transacts in crude oil and enters into physical and financial derivative contracts in connection with these, and other, transactions.
The majority of TMID's Adjusted EBITDA comes from volumetric fee or commodity sensitive contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. During the three months ended March 31, 2019, TMID represented 4% of our consolidated Adjusted EBITDA.
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

The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of March 31, 2019, assuming a parallel shift in the forward curve through the end of 2019:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contract assets(1)	$1,761	$—	$—
Crude oil derivative contract liabilities(1)	$(1,129)	$(1,481)	$1,481

(1)	Represents the net forward sale of 246,000 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout 2019.
Interest Rate Risk
As of March 31, 2019, TEP has issued $2.0 billion of Senior Notes and has a $2.25 billion revolving credit facility with outstanding borrowings of $1.35 billion. Borrowings under TEP's revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.25% to 1.25% for base rate borrowings and 1.25% to 2.25% for reserve adjusted Eurodollar rate borrowings, based upon TEP's total leverage ratio.
We do not currently hedge the interest rate risk on TEP's borrowings under the revolving credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.7 million based on our outstanding debt under TEP's revolving credit facility as of March 31, 2019.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BBB- or Baa3 and better credit ratings or are part of corporate families with such credit ratings as of March 31, 2019.
We also have indirect credit risk exposure with respect to our investment in Rockies Express. See Item 1A.—Risk Factors in our 2018 Form 10-K for additional information.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2018 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2019. There have been no material changes to the risk factors contained in our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchases of Registered Equity Securities by Tallgrass Energy, LP or Affiliated Purchasers
We have not engaged, alone or in concert with an "affiliated purchaser," in any repurchases of our registered securities during the period covered by this report and do not have a repurchase plan or program in place. However, following the closing of the Blackstone Acquisition on March 11, 2019, we are under common control with the Sponsor Entities.
On March 11, 2019, BIP announced that in connection with the closing of the Blackstone Acquisition, the Sponsor Entities had pre-funded Prairie Secondary Acquiror LP, a Delaware limited partnership ("Secondary Acquiror 1"), and Prairie Secondary Acquiror E LP, a Delaware limited partnership ("Secondary Acquiror 2" and, collectively with Secondary Acquiror 1, "Prairie Secondary Acquirors"), each of which are managed by BIP Holdings Manager L.L.C., a Delaware limited liability company, with an aggregate of $400 million for the purpose of making potential future acquisitions of additional Class A shares and that the Prairie Secondary Acquirors intended to enter into a 10b5-1(c) purchase plan (the "Blackstone Plan"). The Blackstone Plan commenced on March 14, 2019. See Schedule 13D filed by BIP and certain of its affiliates with the SEC on March 11, 2019, together with all amendments, for more information on the Blackstone Plan.
The table set forth below reflects the purchases of the Sponsor Entities during the period covered by this report, and subsequent to the closing of the Blackstone Acquisition on March 11, 2019.

Period	Total number of Class A shares purchased		Average price paid per Class A share	Total number of Class A shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of Class A shares that may yet be purchased under the plans or programs
January 1 to January 31, 2019	—		$—	—		$—
February 1 to February 28, 2019	—		$—	—		$—
March 1 to March 31, 2019	286,783	(1)	$24.0776	286,783	(1)	$143,089,219	(2)
Total	286,783		$24.0776	286,783		$143,089,219

(1)	Includes (i) 116,664 Class A shares purchased by Secondary Acquiror 1 and (ii) 170,119 Class A shares purchased by Secondary Acquiror 2 pursuant to the Blackstone Plan.

(2)
Represents the approximate dollar value of Class A shares that may yet be purchased under the Blackstone Plan, which provides for purchases up to $150 million of Class A shares, subject to certain volume and pricing thresholds and other conditions set forth therein.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 3, 2019, our general partner, Tallgrass Management, LLC ("Tallgrass Management") and Gary Brauchle modified the non-compete and non-solicitation provisions of Mr. Brauchle's employment agreement. Mr. Brauchle has agreed not to (i) compete with Tallgrass Management or certain of its affiliates through certain specified competitors or acquirors during the term of his employment and for a period of one year thereafter, or (ii) solicit Tallgrass Management's or any of its affiliates' employees or interfere with certain business relationships during the term of his employment and for a period of one year thereafter.
Item 6. Exhibits

Exhibit No.	Description

3.1
Third Amended and Restated Limited Liability Company Agreement of Tallgrass Energy GP, LLC, dated March 11, 2019 (incorporated by reference to Exhibit 3.1 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on March 11, 2019).

4.1
Supplemental Indenture to the 2023 Notes Indenture, dated as of February 27, 2019, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on February 28, 2019).

4.2
Supplemental Indenture to the 2024 Notes Indenture, dated as of February 27, 2019, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.2 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on February 28, 2019).

4.3
Supplemental Indenture to the 2028 Notes Indenture, dated as of February 27, 2019, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.3 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on February 28, 2019).

10.1
Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement, dated February 22, 2019, by and among Tallgrass Energy Partners, LP, the subsidiary guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the required lenders named therein (incorporated by reference to Exhibit 10.1 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on February 28, 2019).

10.2
Amended and Restated Registration Rights Agreement, dated March 11, 2019, by and among Tallgrass Energy, LP and each of the Holders listed on an annex thereto (incorporated by reference to Exhibit 10.1 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on March 11, 2019).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on March 11, 2019).

10.4
Third Amended and Restated Employment Agreement, dated March 11, 2019, by and among Tallgrass Management, LLC, Tallgrass Energy GP, LLC and David G. Dehaemers, Jr. (incorporated by reference to Exhibit 10.3 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on March 11, 2019).

10.5	Form of Non-CEO Employment Agreement (incorporated by reference to Exhibit 10.4 to Tallgrass Energy, LP’s Current Report on Form 8-K filed on March 11, 2019).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tallgrass Energy, LP
(registrant)
		By:	Tallgrass Energy GP, LLC, its general partner

Date:	May 7, 2019	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)