Form 10-Q
period 2019-06-30
Tallgrass Energy, LP
filed 2019-07-31
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On July 31, 2019, the Registrant had 179,197,416 Class A shares and 102,136,875 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,429	$9,596
Accounts receivable, net	235,665	236,097
Inventories	32,669	34,316
Prepayments and other current assets	15,967	11,816
Total Current Assets	293,730	291,825
Property, plant and equipment, net	2,820,965	2,802,429
Goodwill	442,672	421,983
Intangible assets, net	253,885	227,103
Unconsolidated investments	1,998,628	1,861,686
Deferred tax asset	357,429	273,531
Deferred charges and other assets	30,685	14,952
Total Assets	$6,197,994	$5,893,509
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$181,726	$201,512
Accrued taxes	21,366	20,734
Accrued interest	38,880	39,217
Accrued liabilities	15,750	23,287
Deferred revenue	127,353	111,095
Other current liabilities	40,248	42,910
Total Current Liabilities	425,323	438,755
Long-term debt, net	3,437,490	3,205,958
Other long-term liabilities and deferred credits	53,182	31,688
Total Long-term Liabilities	3,490,672	3,237,646
Commitments and Contingencies
Equity:
Class A Shareholders (179,197,416 and 156,311,986 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	1,870,439	1,725,537
Class B Shareholders (102,136,875 and 123,887,893 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Total Partners' Equity	1,870,439	1,725,537
Noncontrolling interests (a)	411,560	491,571
Total Equity	2,281,999	2,217,108
Total Liabilities and Equity	$6,197,994	$5,893,509

(a)	See Note 11 - Partnership Equity for a complete description of our noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$99,456	$101,166	$194,612	$185,904
Natural gas transportation services	32,345	31,474	65,861	63,670
Sales of natural gas, NGLs, and crude oil	37,843	37,250	76,707	75,395
Processing and other revenues	41,880	23,699	71,696	47,714
Total Revenues	211,524	193,589	408,876	372,683
Operating Costs and Expenses:
Cost of sales	19,268	27,694	38,553	54,045
Cost of transportation services	19,754	12,664	34,826	23,084
Operations and maintenance	23,472	18,440	41,518	34,839
Depreciation and amortization	32,980	27,690	63,981	53,813
General and administrative	18,715	19,085	50,987	37,511
Taxes, other than income taxes	7,711	8,462	18,709	17,341
Loss (gain) on disposal of assets	28	279	242	(9,138)
Total Operating Costs and Expenses	121,928	114,314	248,816	211,495
Operating Income	89,596	79,275	160,060	161,188
Other Income (Expense):
Equity in earnings of unconsolidated investments	99,012	78,187	187,534	146,589
Interest expense, net	(40,595)	(31,282)	(80,300)	(61,043)
Other income, net	198	330	375	781
Total Other Income (Expense)	58,615	47,235	107,609	86,327
Net income before tax	148,211	126,510	267,669	247,515
Income tax expense	(21,981)	(16,809)	(39,047)	(23,501)
Net income	126,230	109,701	228,622	224,014
Net income attributable to noncontrolling interests	(54,611)	(108,638)	(106,416)	(206,216)
Net income attributable to TGE	$71,619	$1,063	$122,206	$17,798
Net income per Class A share:
Basic net income per Class A share	$0.40	$0.02	$0.72	$0.30
Diluted net income per Class A share	$0.40	$0.02	$0.71	$0.30
Basic average number of Class A shares outstanding	179,149	59,397	170,336	58,745
Diluted average number of Class A shares outstanding	180,407	59,397	171,825	58,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2019	$1,725,537	$—	$491,571	$2,217,108
Net income	50,587	—	51,805	102,392
Dividends paid to Class A shareholders	(81,304)	—	—	(81,304)
Distributions to noncontrolling interests	—	—	(66,625)	(66,625)
Contributions from noncontrolling interests	—	—	1,282	1,282
Noncash compensation expense	17,120	—	—	17,120
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—	—	(13,260)
Deferred tax asset	123,051	—	—	123,051
Conversion of Class B shares to Class A shares	68,614	—	(68,614)	—
Balance at March 31, 2019	$1,890,345	$—	$409,419	$2,299,764
Net income	71,619	—	54,611	126,230
Dividends paid to Class A shareholders	(94,975)	—	—	(94,975)
Distributions to noncontrolling interests	—	—	(55,870)	(55,870)
Noncash compensation expense	3,450	—	—	3,450
Acquisition of CES	—	—	3,400	3,400
Balance at June 30, 2019	$1,870,439	$—	$411,560	$2,281,999

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2018	$48,613	$—	$1,672,566	$1,721,179
Cumulative effect of ASC 606 implementation	4,588	—	39,543	44,131
Net income	16,735	—	97,578	114,313
Issuance of TEP units to the public, net of offering costs	(5)	—	(40)	(45)
Dividends paid to Class A shareholders	(21,346)	—	—	(21,346)
Noncash compensation expense	405	—	2,917	3,322
Acquisition of additional TEP common units from TD	(62,223)	—	(189,520)	(251,743)
Issuance of Tallgrass Equity units	—	—	644,782	644,782
Acquisition of additional 2% membership interest in Pony Express	(5,268)	—	(44,732)	(50,000)
Acquisition of 25.01% membership interest in Rockies Express	34,116	—	74,421	108,537
Consolidation of Deeprock North	—	—	31,843	31,843
Contributions from noncontrolling interests	—	—	183	183
Distributions to noncontrolling interests	—	—	(89,073)	(89,073)
Balance at March 31, 2018	$15,615	$—	$2,240,468	$2,256,083
Net income	1,063	—	108,638	109,701
Issuance of TEP units to the public, net of offering costs	(22)	—	(181)	(203)
Dividends paid to Class A shareholders	(28,316)	—	—	(28,316)
Noncash compensation expense	(74)	—	280	206
TEP LTIP units tendered by employees to satisfy tax withholding obligations	(190)	—	(1,531)	(1,721)
Conversion of Class B shares to Class A shares	(13,402)	—	13,402	—
Distributions to noncontrolling interests	—	—	(109,764)	(109,764)
Deferred tax asset	7,664	—	—	7,664
Acquisition of additional TEP common units	(351,431)	—	(1,762,327)	(2,113,758)
Issuance of Class A shares	2,113,758	—	—	2,113,758
Balance at June 30, 2018	$1,744,665	$—	$488,985	$2,233,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities:
Net income	$228,622	$224,014
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	67,434	56,955
Equity in earnings of unconsolidated investments	(187,534)	(146,589)
Distributions from unconsolidated investments	188,043	145,581
Deferred income tax expense	38,994	23,501
Noncash compensation expense	20,570	4,003
Other noncash items, net	1,666	(10,507)
Changes in components of working capital:
Accounts receivable and other	(1,777)	(93,157)
Accounts payable and accrued liabilities	(29,423)	106,592
Deferred revenue	16,294	10,711
Other current assets and liabilities	(3,882)	7,631
Other operating, net	(8,593)	2,525
Net Cash Provided by Operating Activities	330,414	331,260
Cash Flows from Investing Activities:
Capital expenditures	(150,051)	(176,275)
Contributions to unconsolidated investments	(66,084)	(22,513)
Distributions from unconsolidated investments in excess of cumulative earnings	52,525	36,502
Acquisition of CES, net of cash acquired	(48,416)	—
Formation of Powder River Gateway joint venture	(37,000)	—
Acquisition of BNN North Dakota, net of cash acquired	—	(95,000)
Sale of Tallgrass Crude Gathering	—	50,046
Acquisition of Pawnee Terminal	—	(30,600)
Acquisition of 38% membership interest in Deeprock North	—	(19,500)
Other investing, net	246	(12,521)
Net Cash Used in Investing Activities	(248,780)	(269,861)
Cash Flows from Financing Activities:
Borrowings under revolving credit facilities, net	230,000	242,000
Dividends paid to Class A shareholders	(176,279)	(49,662)
Distributions to noncontrolling interests	(122,495)	(198,837)
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—
Acquisition of Pony Express membership interest	—	(50,000)
Other financing, net	233	(2,462)
Net Cash Used in Financing Activities	(81,801)	(58,961)
Net Change in Cash and Cash Equivalents	(167)	2,438
Cash and Cash Equivalents, beginning of period	9,596	2,593
Cash and Cash Equivalents, end of period	$9,429	$5,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Schedule of Noncash Investing and Financing Activities:
Contribution of assets to Powder River Gateway joint venture	$(122,504)	$—
Accruals for property, plant and equipment	$22,051	$5,276
Right-of-use assets obtained in exchange for operating lease obligations	$9,654	$—
Acquisition of additional TEP common units (a)(b)	$—	$(2,365,501)
Issuance of Class A shares (a)	$—	$2,113,758
Issuance of Tallgrass Equity units (b)	$—	$644,782
Acquisition of Rockies Express membership interest (b)	$—	$(393,039)
Issuance of noncontrolling interests in Deeprock Development in exchange for 62% membership interest in Deeprock North	$—	$(31,843)
Contribution of 38% membership interest in Deeprock North to Deeprock Development	$—	$(19,500)

(a)	Represents the acquisition of additional TEP common units in exchange for Class A shares associated with the merger transaction with TEP.

(b)	Represents the issuance of Tallgrass Equity units associated with our acquisition of a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units.

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity"), in which we directly own an approximate 63.70% membership interest as of June 30, 2019, and Tallgrass Energy Partners, LP ("TEP"), a wholly-owned subsidiary of Tallgrass Equity and its subsidiaries. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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
Crude Oil Transportation. We provide crude oil transportation to customers in Wyoming, Colorado, Kansas, and the surrounding regions through (1) Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in both Guernsey, Wyoming and Weld County, Colorado and terminating in Cushing, Oklahoma (the "Pony Express System") and (2) our 51% membership interest in Powder River Gateway, LLC ("Powder River Gateway"), which owns the Powder River Express Pipeline ("PRE Pipeline"), a 70-mile FERC-regulated crude oil pipeline that transports crude oil from the Powder River Basin to Guernsey, Wyoming, the Iron Horse Pipeline ("Iron Horse Pipeline"), a 80-mile FERC-regulated crude oil pipeline placed into service in May 2019 that transports crude oil from the Powder River Basin to Guernsey, Wyoming, and crude oil terminal facilities in Guernsey, Wyoming.
Gathering, Processing & Terminalling. We provide natural gas gathering and processing services for customers in Wyoming through: (1) a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System"), (2) natural gas processing facilities in Casper and Douglas, and (3) a natural gas treating facility at West Frenchie Draw. We also provide NGL transportation services in Northeast Colorado and Wyoming. We perform water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, Wyoming, North Dakota, and Ohio through BNN Water Solutions, LLC ("Water Solutions"), and crude oil storage and terminalling services through our 100% membership interest in Tallgrass Terminals, LLC ("Terminals"), which owns and operates crude oil terminals in Colorado, Oklahoma, and Kansas. The Gathering, Processing & Terminalling segment also includes Stanchion Energy, LLC ("Stanchion"), which transacts in crude oil.

Blackstone Acquisition
On March 11, 2019, pursuant to the terms of a previously announced definitive purchase agreement (the "Purchase Agreement"), dated January 30, 2019, entered into among acquisition vehicles controlled by affiliates of Blackstone Infrastructure Partners ("BIP" and, acquisition vehicles controlled by BIP, collectively, the "Sponsor Entities"), affiliates of Kelso & Co., affiliates of The Energy & Minerals Group, Tallgrass KC, LLC, an entity owned by certain members of our management, and the other sellers named therein (collectively, the "Sellers"), certain of the Sponsor Entities acquired from the Sellers (i) 100% of the membership interests in our general partner, (ii) 21,751,018 Class A shares representing limited partner interests ("Class A shares") in us, (iii) 100,655,121 units representing limited liability company interests ("TE Units") in Tallgrass Equity, and (iv) 100,655,121 Class B shares representing limited partner interests ("Class B shares") in us, in exchange for aggregate consideration of approximately $3.2 billion in cash, which was paid to the Sellers (the "Blackstone Acquisition").
As a result of the Blackstone Acquisition, BIP effectively controls our business and affairs through the ownership of 100% of the membership interests in our general partner and the exercise of the rights of such sole member. Additionally, the Sponsor Entities collectively held an approximate 44.2% economic interest in us as of June 30, 2019.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and six months ended June 30, 2019 and 2018 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC.
Our financial results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") filed with the SEC on February 8, 2019.
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
Income Taxes
During the six months ended June 30, 2019, we recognized an additional deferred tax asset of $123.1 million upon exercise of the Exchange Right, as discussed in Note 11 – Partnership Equity, with respect to 21,751,018 Class B shares to Class A shares in connection with the Blackstone Acquisition discussed in Note 1 – Description of Business.
As a result of the increased income allocated to TGE resulting from our increased ownership in TEP following the merger transaction effective June 30, 2018 and the exercise of the Exchange Right effective March 11, 2019, our annual effective tax rate increased from 8.94% for the six months ended June 30, 2018 to 14.79% for the six months ended June 30, 2019.

As discussed in Note 3 – Acquisitions, a newly formed indirect subsidiary of TGE acquired the outstanding stock of an entity classified as a C corporation for federal income tax purposes effective May 1, 2019. As a result, we recognized approximately $53,000 of current income taxes during the three months ended June 30, 2019.
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
Management has completed its evaluation and implemented the revised guidance using the modified retrospective method as of January 1, 2019. This approach allows us to (i) initially apply ASC 842 at the adoption date, January 1, 2019 and (ii) continue reporting comparative periods presented in the financial statements in the period of adoption under ASC 840. Accordingly, we will not recast comparative periods in the condensed consolidated financial statements. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We have also elected the following practical expedients: (a) the land easement practical expedient, allowing us to carry forward our accounting treatment for existing land easements as property, plant and equipment, (b) the practical expedient for short-term leases, allowing us to not recognize ROU assets or lease liabilities for leases with a term of 12 months or less, and (c) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease.
Excluding ROU assets and lease liabilities relating to agreements between consolidated subsidiaries, adoption of the new standard resulted in the recognition of ROU assets of approximately $2.3 million, and current and non-current lease liabilities of approximately $0.6 million and $1.7 million, respectively, for operating leases as of January 1, 2019. Our accounting for finance leases remained substantially unchanged. The adoption of this guidance had no impact to our cash flows from operating, investing, or financing activities. For additional information see Note 13 – Leases.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13, "Financial Instruments–Credit Losses (Topic 326)"
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326). ASU 2016-13 amends current measurement techniques used to estimate credit losses for financial assets. The amendments in ASU 2016-13 are effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13.
3. Acquisitions
Acquisition of Central Environmental Services
In April 2019, BNN Eastern, LLC ("BNN Eastern"), a newly formed indirect subsidiary of TGE, entered into a Stock Purchase Agreement to acquire all of the outstanding stock of CES Holding Company, Inc., which owns all of the issued and outstanding membership interests of K & H Partners LLC, a company doing business as Central Environmental Services ("CES"). CES Holding Company, Inc. is a C corporation for federal income tax purposes and is considered a taxable entity for such purposes. CES owns and operates a salt water disposal facility located in the Utica and Marcellus area of Ohio. On May 1, 2019, the acquisition closed for cash consideration of approximately $52 million paid at closing, and the issuance of a 7.65% membership interest in BNN Eastern to one of the sellers in the transaction. In addition, the transaction includes a potential earn out payment to the sellers of approximately $3 million based on the achievement of certain milestones during 2019, which is payable in cash or in additional membership interests in BNN Eastern. The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.

The following represents the provisional fair value of assets acquired and liabilities assumed (in thousands):

Accounts receivable	$1,391
Prepayments	67
Property, plant and equipment	6,900
Intangible asset	35,800	(1)
Accounts payable and accrued liabilities	(1,518)	(2)
Deferred tax liability	(8,557)
Net identifiable assets acquired	34,083
Goodwill	17,734
Net assets acquired (excluding cash)	$51,817

(1)	The $35.8 million intangible asset acquired represents customer relationships and is amortized on a straight-line basis over a period of 8 years.

(2)	Includes the estimated fair value of the liability for contingent consideration of $0.7 million.
At June 30, 2019, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. We are in the process of identifying and measuring all assets acquired and liabilities assumed in the acquisition within the measurement period. Such provisional amounts will be adjusted if necessary to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. The 7.65% equity interest in BNN Eastern held by noncontrolling interests was recorded at its acquisition date fair value of $3.4 million. The fair value of the noncontrolling interests were determined using a discounted cash flow analysis and adjusted for lack of control. These fair value measurements are based on significant inputs, such as forecasted cash flows and discount rates, that are not observable in the market and thus represent fair value measurements categorized within Level 3 of the fair value hierarchy under ASC 820. The goodwill recognized of $17.7 million is primarily attributed to synergies expected from combining the operations of TGE and CES. All the goodwill was assigned to our Gathering, Processing & Terminalling segment.
Actual revenue and net income attributable to TGE from CES of $2.1 million and $0.1 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the period from May 1, 2019 to June 30, 2019.
Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TGE for the three and six months ended June 30, 2019 and 2018 is presented below as if the acquisition of CES had been completed on January 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$212,687	$197,068	$413,668	$378,772
Net income attributable to TGE	$71,820	$1,230	$123,041	$18,054

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

Joint Venture with Silver Creek
In February 2018, we entered into an agreement with Silver Creek Midstream, LLC ("Silver Creek") to form Iron Horse Pipeline, LLC ("Iron Horse"), which owns the Iron Horse Pipeline. Effective January 1, 2019, the joint venture between us and Silver Creek was expanded through contributions to Powder River Gateway, a newly formed entity. We contributed our 75% membership interest in Iron Horse with a carrying value of $35.6 million, $37 million in cash, and various other assets, including terminal facilities under construction in Guernsey, Wyoming, valued at $86.9 million. Silver Creek contributed the PRE Pipeline and related terminal facilities in Guernsey, Wyoming, as well as their 25% membership interest in Iron Horse. Following the expansion of the joint venture, we own a 51% membership interest in Powder River Gateway and continue to operate the joint venture, while Silver Creek owns a 49% membership interest in Powder River Gateway. As Silver Creek retained certain participating rights with respect to Powder River Gateway, the 51% membership interest does not represent a controlling interest in Powder River Gateway. Accordingly, our investment in Powder River Gateway is accounted for under the equity method of accounting and reported as "Unconsolidated investments" on the condensed consolidated balance sheets.
Consolidation of BNN Colorado
At December 31, 2018, the assets acquired and liabilities assumed were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of June 30, 2019.
Acquisition of NGL Water Solutions Bakken
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
The following represents the fair value of assets acquired and liabilities assumed:

	Preliminary	Adjustments	Final
	(in thousands)
Accounts receivable	$3,599	$(3,599)	$—
Prepayments and other current assets	5	—	5
Property, plant and equipment	17,200	—	17,200
Intangible asset	54,000	—	54,000
Accounts payable and accrued liabilities	(949)	644	(305)
Net identifiable assets acquired	73,855	(2,955)	70,900
Goodwill	17,145	2,955	20,100
Net assets acquired	$91,000	$—	$91,000
At December 31, 2018, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. During the six months ended June 30, 2019, the preliminary purchase price allocation was adjusted for certain immaterial items related to working capital adjustments and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of June 30, 2019.
Acquisition of Plaquemines Liquids Terminal, LLC
In November 2018, we entered into a joint venture agreement with Drexel Hamilton Infrastructure Fund I, L.P. ("DHIF") to jointly own Plaquemines Liquids Terminal, LLC ("PLT"). PLT was formed with the intention of entering into agreements to develop a storage and terminalling facility. If developed, the facility is expected to be capable of offering up to 20 million barrels of storage for both crude oil and refined products and export facilities capable of loading Suezmax and Very Large Crude Carriers vessels for international delivery. In connection with our acquisition of a 100% preferred membership interest and a 80% common membership interest in PLT, we recognized liabilities related to DHIF's right to receive special distributions totaling $35 million, of which $25 million is included in "Other current liabilities" and the remaining $10 million is included in "Other long-term liabilities and deferred credits" in the condensed consolidated balance sheets. The special distributions are contingent upon PLT reaching certain milestones in the development and construction of the project facilities. Also in November 2018, PLT entered into an agreement with the Plaquemines Port & Harbor Terminal District to lease the land site on which PLT expects to construct the facilities.

4. Related Party Transactions
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Processing and other revenues (1)	$1,907	$1,869	$3,810	$3,765
Cost of transportation services (2)	$520	$—	$520	$—

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for crude oil storage and terminalling services provided by Powder River Gateway.
Details of balances with affiliates included in "Accounts receivable, net" in the condensed consolidated balance sheets are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$3,280	$3,447
Powder River Gateway, LLC	497	—
Pawnee Terminal, LLC	110	115
Iron Horse Pipeline, LLC	—	186
Total receivable from related parties	$3,887	$3,748

Details of gas imbalances with affiliated shippers included in "Prepayments and other current assets" and "Other current liabilities" in the condensed consolidated balance sheets are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Affiliate gas imbalance receivables	$39	$19
Affiliate gas imbalance payables	$1,163	$742

5. Inventory
The components of inventory at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Crude oil	$21,790	$23,205
Materials and supplies	7,667	8,206
Gas in underground storage	2,663	2,740
Natural gas liquids	549	165
Total inventory	$32,669	$34,316

6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Crude oil pipelines	$1,314,055	$1,313,976
Gathering, processing and terminalling assets	912,812	889,168
Natural gas pipelines	621,917	607,343
General and other (1)	164,356	180,299
Construction work in progress	238,077	191,994
Accumulated depreciation and amortization	(430,252)	(380,351)
Total property, plant and equipment, net	$2,820,965	$2,802,429

(1)	Includes approximately $30.7 million of land associated with the PLT capital lease as discussed in Note 13 – Leases.
7. Investments in Unconsolidated Affiliates
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the six months ended June 30, 2019, we recognized equity in earnings associated with our 75% membership interest in Rockies Express of $182.9 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $235.1 million and $43.6 million, respectively.
Summarized financial information for Rockies Express is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$232,323	$227,615	$463,084	$457,673
Operating income	$134,311	$130,034	$266,721	$258,712
Net income to Members	$117,635	$88,663	$221,244	$179,631

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

8. Goodwill
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the reporting period:

	Natural Gas Transportation	Gathering, Processing & Terminalling		Total
	(in thousands)
Balance at December 31, 2018	$255,558	$166,425		$421,983
Goodwill acquired	—	17,734	(1)	17,734
Other adjustments	—	2,955	(2)	2,955
Balance at June 30, 2019	$255,558	$187,114		$442,672

(1)	The $17.7 million of goodwill was recorded in connection with the acquisition of CES on May 1, 2019 as discussed further in Note 3 – Acquisitions.

(2)
The $3.0 million goodwill adjustment was recorded in connection with a purchase price allocation adjustment related to the NGL Water Solutions Bakken acquisition as discussed further in Note 3 – Acquisitions.

9. Risk Management
Stanchion engages in the business of trading energy related products and services, which exposes us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We have a comprehensive risk management policy for Stanchion adopted by the board of directors of our general partner and a Risk Management Committee responsible for the overall management of credit risk and commodity risk at Stanchion, including establishing and monitoring exposure limits. We also occasionally enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities.
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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Crude oil derivative contracts (1)	Prepayments and other current assets	$1,843	$3,526
Crude oil derivative contracts (2)	Other current liabilities	$17	$1,642

(1)
As of June 30, 2019 and December 31, 2018, the amount shown represents the fair value of crude oil derivative contracts for the forward purchase of 1,709,914 and 2,105,146 barrels of crude oil, respectively, consisting of fixed price and floating price contracts, which will settle throughout 2019 and 2020.

(2)
As of June 30, 2019 and December 31, 2018, the amount shown represents the fair value of crude oil derivative contracts for the forward sale of 1,416,008 and 1,274,500 barrels of crude oil, respectively, consisting of fixed price and floating price contracts, which will settle throughout 2019 and 2020.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and six months ended June 30, 2019 and 2018:

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$14,584	$2,935	$26,057	$7,230

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
Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil derivative contracts at June 30, 2019 was:

Asset Position
(in thousands)
Gross	$1,843
Netting agreement impact	—
Cash collateral held	—
Net exposure	$1,843

As of June 30, 2019, we had $1.4 million of cash in margin accounts in support of our commodity derivative contracts. As of December 31, 2018, we did not have any cash in margin accounts in support of our commodity derivative contracts.
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

The following table summarizes the fair value measurements of our derivative contracts as of June 30, 2019 and December 31, 2018, based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2019:
Crude oil derivative contracts	$1,843	$—	$1,843	$—
As of December 31, 2018:
Crude oil derivative contracts	$3,526	$—	$3,526	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of June 30, 2019:
Crude oil derivative contracts	$17	$—	$17	$—
As of December 31, 2018:
Crude oil derivative contracts	$1,642	$—	$1,642	$—

10. Long-term Debt
Our long-term debt is held at TEP and consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facility	$1,454,000	$1,224,000
4.75% senior notes due October 1, 2023	500,000	500,000
5.50% senior notes due September 15, 2024	750,000	750,000
5.50% senior notes due January 15, 2028	750,000	750,000
Less: Deferred financing costs, net (1)	(19,714)	(21,421)
Plus: Unamortized premium on 2028 Notes	3,204	3,379
Total long-term debt, net	$3,437,490	$3,205,958

(1)
Deferred financing costs, net as presented above relate solely to the Senior Notes (as defined below). Deferred financing costs associated with our revolving credit facility are presented in noncurrent assets on our condensed consolidated balance sheets.

Senior Unsecured Notes
On February 27, 2019, TEP and Tallgrass Energy Finance Corp. (together, the "Issuers"), together with the TEP subsidiary guarantors party thereto (the "Guarantors") and U.S. Bank National Association, as trustee (the "Trustee"), entered into supplemental indentures (the "Supplemental Indentures") to amend certain provisions of each of (i) the Indenture governing the 4.75% senior notes due 2023 (the "2023 Notes"), dated as of September 26, 2018, among the Issuers, the Guarantors and Trustee, (ii) the Indenture governing the 5.50% senior notes due 2024 (the "2024 Notes"), dated as of September 1, 2016, among the Issuers, the Guarantors and the Trustee, and (iii) the Indenture governing the 5.50% senior notes due 2028 (the "2028 Notes"), dated as of September 15, 2017, among the Issuers, the Guarantors and the Trustee (collectively, the "Indentures"). The Supplemental Indentures (a) amended the defined term "Change of Control" in each Indenture to provide that the Blackstone Acquisition did not constitute a Change of Control under such Indenture, (b) changed the definition of "Qualifying Owners" in the applicable Indenture to provide that Blackstone Infrastructure Partners L.P., Vencap Holdings (1992) Pte. Ltd. and their respective affiliates, funds, holding companies and investment vehicles, among others, are Qualifying Owners under such Indenture, and (c) added to, amended, supplemented or changed certain other defined terms contained in each Indenture related to the foregoing.
The 2023 Notes, 2024 Notes, and 2028 Notes are together referred to as the "Senior Notes." As of June 30, 2019, TEP was in compliance with the covenants required under the Indentures.
Revolving Credit Facility
The following table sets forth the available borrowing capacity under our revolving credit facility as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Total capacity under the revolving credit facility	$2,250,000	$2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,454,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	$795,906	$1,025,906

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
As of June 30, 2019, TEP was in compliance with the covenants required under its revolving credit facility. As of June 30, 2019, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 3.90%. During the six months ended June 30, 2019, the weighted average effective interest rate under the revolving credit facility, including the interest on outstanding borrowings under the revolving credit facility, commitment fees, and amortization of deferred financing costs, was 4.46%.

Fair Value
The following table sets forth the carrying amount and fair value of long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of June 30, 2019:
Revolving credit facility	$—	$1,454,000	$—	$1,454,000	$1,454,000
2023 Notes	$—	$508,020	$—	$508,020	$495,177
2024 Notes	$—	$775,740	$—	$775,740	$741,954
2028 Notes	$—	$759,075	$—	$759,075	$746,359
As of December 31, 2018:
Revolving credit facility	$—	$1,224,000	$—	$1,224,000	$1,224,000
2023 Notes	$—	$485,285	$—	$485,285	$494,603
2024 Notes	$—	$737,745	$—	$737,745	$741,196
2028 Notes	$—	$726,503	$—	$726,503	$746,159

The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of June 30, 2019 and December 31, 2018, the fair value of borrowings under the revolving credit facility approximates the carrying amount of the borrowings using a discounted cash flow analysis. The Senior Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the Senior Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2019.
11. Partnership Equity
TGE Dividends to Holders of Class A Shares
The following table details the dividends for the periods indicated:

Three Months Ended	Date Paid	Dividends to Class A Shareholders	Dividends per Class A Share
		(in thousands, except per share amounts)
June 30, 2019	August 14, 2019 (1)	$96,767	$0.5400
March 31, 2019	May 15, 2019	94,975	0.5300
December 31, 2018	February 14, 2019	81,304	0.5200
September 30, 2018	November 14, 2018	79,717	0.5100
June 30, 2018	August 14, 2018	77,052	0.4975
March 31, 2018	May 15, 2018	28,316	0.4875

(1)	The dividend announced on July 11, 2019 for the second quarter of 2019 will be paid on August 14, 2019 to Class A shareholders of record at the close of business on July 31, 2019.
Exchange Rights
Our current Class B shareholders (collectively, the "Exchange Right Holders") own an equal number of Tallgrass Equity units. The Exchange Right Holders, and any permitted transferees of their Tallgrass Equity units, each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party. During the six months ended June 30, 2019, 21,751,018 Class A shares were issued and an equal number of Class B shares were cancelled as a result of the exercise of the Exchange Right.

Following the Blackstone Acquisition that closed on March 11, 2019 discussed in Note 1 – Description of Business, the Exchange Rights Holders consist of certain of the Sponsor Entities and certain members of our management.
Noncontrolling Interests
As of June 30, 2019, noncontrolling interests in our subsidiaries consisted of a 36.30% interest in Tallgrass Equity held by the Exchange Right Holders, as well as noncontrolling interests in certain subsidiaries held by unaffiliated third parties, including an approximate 40% membership interest in Deeprock Development, LLC ("Deeprock Development"), an approximate 25% membership interest in BNN West Texas, LLC ("BNN West Texas"), a 37% membership interest in BNN Colorado Water, LLC ("BNN Colorado"), a 20% common membership interest in PLT, and an approximate 8% membership interest in BNN Eastern. During the six months ended June 30, 2019, we recognized contributions from and distributions to noncontrolling interests of $1.3 million and $122.5 million, respectively. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $118.6 million and distributions to Deeprock Development, BNN West Texas, and BNN Colorado noncontrolling interests of $3.9 million in the aggregate.
During the six months ended June 30, 2018, we recognized contributions from and made distributions to noncontrolling interests of $0.2 million and $198.8 million, respectively. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $98.2 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $2.9 million in the aggregate.
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

Share-Based Compensation
The Blackstone Acquisition discussed in Note 1 – Description of Business constituted a change in control event under certain Equity Participation Share agreements outstanding under the LTIP plan, resulting in the accelerated vesting of 1,092,637 Class A shares (net of tax withholding of approximately 543,909 Class A shares) with a weighted average grant date fair value of $18.82. These Class A shares were issued in April 2019. The accelerated vesting resulted in the recognition of equity-based compensation costs of $12.5 million in "General and administrative" costs in the condensed consolidated statements of income during the six months ended June 30, 2019. In addition, 1,775,600 Equity Participation Shares with a weighted average grant date fair value of $15.21 were granted during the six months ended June 30, 2019.

12. Revenue from Contracts with Customers
Disaggregated Revenue
A summary of our revenue by line of business is as follows:

	Three Months Ended June 30, 2019
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$99,439	$—	$—	$99,439
Natural gas transportation - firm service	31,984	—	—	(488)	31,496
Water business services	—	—	31,299	—	31,299
Natural gas gathering & processing fees	—	—	5,330	—	5,330
All other (1)	2,768	16,001	3,744	(18,714)	3,799
Total service revenue	34,752	115,440	40,373	(19,202)	171,363
Natural gas liquids sales	—	—	13,176	—	13,176
Natural gas sales	119	—	5,108	—	5,227
Crude oil sales	—	4,730	127	—	4,857
Total commodity sales revenue	119	4,730	18,411	—	23,260
Total revenue from contracts with customers	34,871	120,170	58,784	(19,202)	194,623
Other revenue (2)	—	—	21,978	(5,077)	16,901
Total revenue (3)	$34,871	$120,170	$80,762	$(24,279)	$211,524

	Six Months Ended June 30, 2019
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$194,716	$—	$—	$194,716
Natural gas transportation - firm service	64,505	—	—	(884)	63,621
Water business services	—	—	49,585	—	49,585
Natural gas gathering & processing fees	—	—	11,410	—	11,410
All other (1)	6,089	30,508	7,264	(35,748)	8,113
Total service revenue	70,594	225,224	68,259	(36,632)	327,445
Natural gas liquids sales	—	—	30,047	—	30,047
Natural gas sales	119	—	15,509	—	15,628
Crude oil sales	—	4,730	246	—	4,976
Total commodity sales revenue	119	4,730	45,802	—	50,651
Total revenue from contracts with customers	70,713	229,954	114,061	(36,632)	378,096
Other revenue (2)	—	—	40,735	(9,955)	30,780
Total revenue (3)	$70,713	$229,954	$154,796	$(46,587)	$408,876

(1)	Includes revenue from crude oil transportation walk up shippers, crude oil terminal services, interruptible natural gas transportation and storage, and natural gas park and loan service.

(2)	Includes lease and derivative revenue not subject to ASC 606.

(3)
Excludes revenue recognized at unconsolidated investments, including $232.3 million and $463.1 million of revenue recognized at Rockies Express for the three and six months ended June 30, 2019, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

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

(3)
Excludes revenue recognized at unconsolidated investments, including $227.6 million and $457.7 million of revenue recognized at Rockies Express for the three and six months ended June 30, 2018, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

Performance Obligations
On June 30, 2019, we had $1.5 billion of remaining performance obligations at our consolidated subsidiaries, which we refer to as total backlog. Total backlog includes performance obligations under long-term crude oil transportation contracts with committed shippers, natural gas firm transportation and firm storage contracts, and certain water business service contracts with minimum volume commitments, and excludes variable consideration that is not estimated at contract inception, as discussed further below. We expect to recognize the total backlog during the remainder of 2019 and future periods as follows (in thousands):

Year	Estimated Revenue
2019 – remaining	$337,924
2020	377,823
2021	178,407
2022	174,065
2023	154,302
Thereafter	243,270
Total	$1,465,791

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

Contract balances at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable from contracts with customers	$83,308	$80,935
Other accounts receivable (1)	148,470	151,414
Receivable from related parties	3,887	3,748
Accounts receivable, net	$235,665	$236,097

Deferred revenue from contracts with customers (2)	$127,353	$111,095

(1)	Other accounts receivable primarily consists of receivables under crude oil forward purchase and sale arrangements that are accounted for as derivatives under ASC 815.

(2)
Revenue recognized during the three and six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $4.9 million and $6.5 million, respectively. This revenue primarily represented the utilization of shipper deficiencies at Pony Express.

13. Leases
We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019, applying the modified retrospective transition approach as of the effective date of adoption. See Note 2 – Summary of Significant Accounting Policies for additional information regarding the impacts of adoption.
We enter into operating leases as lessee for certain office space and equipment. We also have a capital lease agreement to lease the land site on which PLT expects to construct storage and terminalling facilities. In November 2018, we entered into a joint venture agreement with DHIF to jointly own PLT, an entity formed with the intention of developing a storage and terminalling facility. At the same time, PLT entered into an agreement with the Plaquemines Port & Harbor Terminal District to lease the land site on which PLT expects to construct the facilities.
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
Our leases have remaining terms of up to approximately 39 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the lease asset and liability at commencement includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various economic factors, including operating strategies, the nature, length, and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally determine that the exercise of renewal options would not be reasonably certain in determining the expected lease term.
For the three and six months ended June 30, 2019, operating lease cost was $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2019, cash paid included in operating cash flows was $0.5 million. During these periods the existing finance lease did not have any lease payments or variable lease cost.

Supplemental information related to our existing leases as of June 30, 2019 was as follows:

	Balance Sheet Location	June 30, 2019
Operating Leases:		(in thousands, except lease term and discount rate)
Operating lease right-of-use assets	Deferred charges and other assets	$11,609	(1)
Current operating lease liabilities	Other current liabilities	$988	(1)
Non-current operating lease liabilities	Other long-term liabilities and deferred credits	$10,647	(1)

Finance Leases:
Finance lease right-of-use asset (2)	Property, plant and equipment, net	$30,704

Weighted Average Remaining Lease Term:
Operating leases		16.0 years
Finance leases		39.4 years

Weighted Average Discount Rate:
Operating leases		5.59%
Finance leases		7.01%

(1)
Includes right-of-use asset of approximately $9.1 million and current and non-current lease liabilities of $0.1 million and $9.0 million, respectively, related to Guernsey Terminal capacity that we lease from Powder River Gateway.

(2)	PLT satisfied the initial capital lease obligation of $30.7 million at lease inception and as a result has no outstanding liability or imputed interest on the future minimum rental commitments.
Maturities of lease liabilities as of June 30, 2019 were as follows:

Year	Operating Leases	Finance Leases (1)
	(in thousands)
2019 – remaining	$836	$449
2020	1,661	449
2021	1,273	449
2022	972	449
2023	895	449
Thereafter	13,385	17,770
Total lease payments	19,022	20,015
Less: discounting for present value and other adjustments	(7,387)	(20,015)
Present value of lease liabilities	$11,635	$—

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

Under various lease agreements, Tallgrass Midstream, LLC ("TMID"), as lessor, leases capacity on NGL pipelines that were constructed for third parties, and Deeprock Development, as lessor, leases capacity at certain of its storage facilities. Rental income for these arrangements was approximately $2.3 million and $4.7 million for the three and six months ended June 30, 2019, respectively, and was recorded as "Processing and other revenues" in the condensed consolidated statements of income. Under a lease agreement initially effective November 13, 2012, Tallgrass Interstate Gas Transmission, LLC ("TIGT"), as lessor, leases a portion of its office space to a third party. Rental income was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and was recorded as "Other income, net" in the condensed consolidated statements of income.
At June 30, 2019, future minimum rental income under non-cancelable operating leases as the lessor were as follows:

Year	Total
(in thousands)
2019 - remaining	$4,643
2020	4,871
2021	3,773
2022	3,773
2023	3,773
Thereafter	7,353
Total	$28,186

Information as of December 31, 2018 under historical lease accounting guidance:
At December 31, 2018, our future minimum rental commitments under major, non-cancelable leases were as follows:

Year	Operating Leases	Capital Lease
	(in thousands)
2019	$1,074	$449
2020	922	449
2021	483	449
2022	240	449
2023	147	449
Thereafter	364	17,770
Total	$3,230	$20,015

14. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of TGE. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TGE and the diluted weighted average number of Class A shares outstanding. The Exchange Right Holders refers to the group of persons who collectively own all of TGE's outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of TGE Class B shares) for TGE Class A shares at an exchange ratio of one TGE Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. As of June 30, 2019, the Exchange Right Holders primarily consist of certain of the Sponsor Entities and certain members of our management.

Pursuant to the TGE partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the three and six months ended June 30, 2019, the assumed issuance of TGE Equity Participation Shares would have had a dilutive effect on basic net income per Class A share as shown in the table below. The potential issuance of TGE Equity Participation Shares would not have had a dilutive effect on the basic net income per Class A share for the three and six months ended June 30, 2018.
The following table illustrates the calculation of net income per Class A share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share
Net income attributable to TGE	$71,619	$1,063	$122,206	$17,798
Basic weighted average Class A Shares outstanding	179,149	59,397	170,336	58,745
Basic net income per Class A share	$0.40	$0.02	$0.72	$0.30
Diluted Net Income per Class A Share
Net income attributable to TGE	$71,619	$1,063	$122,206	$17,798
Incremental net income attributable to TGE including the effect of the assumed issuance of Equity Participation Shares	326	—	557	—
Net income attributable to TGE including incremental net income from assumed issuance of Equity Participation Shares	$71,945	$1,063	$122,763	$17,798
Basic weighted average Class A Shares outstanding	179,149	59,397	170,336	58,745
Equity Participation Shares equivalent shares	1,258	—	1,489	—
Diluted weighted average Class A Shares outstanding	180,407	59,397	171,825	58,745
Diluted net income per Class A Share	$0.40	$0.02	$0.71	$0.30

15. Regulatory Matters
There are no regulatory proceedings challenging the rates of Pony Express and Rockies Express. On May 1, 2019, as further described below, TIGT filed with the FERC a pre–filing settlement that establishes, among other things, settlement rates for supporting/non–contesting participants as defined in the pre–filing settlement. On June 29, 2018, Trailblazer Pipeline Company LLC ("Trailblazer") filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act ("NGA"), as further described below. We have also made certain other regulatory filings with the FERC, including those further described below.
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
TIGT
Pre-Filing Settlement - FERC Docket No. RP19-423-001
On May 1, 2019, TIGT filed a pre-filing settlement that, consistent with Article II.B.1 of the 2016 rate case settlement approved in Docket No. RP16-137-000, satisfies TIGT's mandatory rate case filing requirement under Article II.B.1 of such settlement. The pre-filing settlement establishes, among other things, settlement rates reflecting an overall decrease to recourse rates, contract extensions for maximum recourse rate firm contracts through May 31, 2023, and a rate moratorium period through May 31, 2023. The settlement also requires that TIGT file a new NGA Section 4 general rate case on June 1, 2023, provided that TIGT has not preempted this mandatory filing requirement by filing on or before June 1, 2023 for approval of a new pre-filing settlement. TIGT has also requested that FERC terminate the pending Form No. 501-G proceeding in Docket No. RP19-423-000 upon approval of the pre-filing settlement. The filing remains pending before the FERC.
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
On July 31, 2018, the FERC issued an order accepting and suspending the rate case filing, and establishing hearing and settlement procedures. In the order, the FERC approved the as-filed rate decreases for Expansion System Firm Transportation Service, as well as Trailblazer's interruptible services, effective August 1, 2018. The FERC also established a paper hearing to examine the extent to which Trailblazer is entitled to an income tax allowance. All remaining issues, including the proposed rate increases to Existing System Firm Transportation Service, were set for an administrative law judge hearing and accepted effective January 1, 2019, subject to refund. On December 31, 2018, Trailblazer filed a motion with FERC to move the suspended tariff records into effect as of January 1, 2019.
Trailblazer and certain of its shippers sought rehearing of the July 31, 2018 order. On July 2, 2019, the FERC issued an order on rehearing and clarification dismissing in part and denying in part the requests for rehearing and clarification, but granting Trailblazer's request for clarification that it may implement any resulting increases and decreases in the rates of its two systems in a single compliance filing at the conclusion of the proceeding.
On February 21, 2019, the FERC issued an order following the paper hearing on the income tax allowance issue, making a preliminary finding that a double recovery appears to result from permitting an income tax allowance for the income tax liability attributable to certain private owners' ownership share in Trailblazer in addition to a discounted cash flow return on equity. The FERC also preliminarily found that no double recovery resulted from permitting an income tax allowance for the corporate income tax liability attributable to TGE's ownership share in Trailblazer in addition to a discounted cash flow return on equity. The FERC ordered that the income tax allowance be addressed at the administrative law judge hearing with the other remaining issues, and its initial findings may change based upon subsequent evidence and argument.

In March 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established the procedural time standards for the administrative law judge hearing, with the hearing currently scheduled to begin in January 2020. The rate case remains ongoing.
16. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such matters will not have a material adverse impact on our business, financial position, results of operations, or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of June 30, 2019 or December 31, 2018.
Rockies Express
EM Energy Ohio, LLC
On May 15, 2019, EM Energy Ohio, LLC ("EM Energy") and certain of its affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. EM Energy had a firm transportation service agreement with Rockies Express for 50,000 Dth/d through January 5, 2032. Rockies Express and EM Energy have stipulated in the bankruptcy proceeding that the termination date of the transportation service agreement is June 13, 2019. Following the termination, Rockies Express made a drawing equal to the outstanding face amount on the letter of credit supporting EM Energy's obligations under the transportation service agreement and received approximately $16.2 million in June 2019. A portion of the proceeds was used to settle outstanding accounts receivable for transportation services provided to EM Energy and the remaining $13.9 million was recognized as income by Rockies Express. Rockies Express intends to pursue its claim against the bankruptcy estate of EM Energy for damages and to remarket the capacity resulting from the termination of the transportation service agreement.
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
As of June 30, 2019, Rockies Express has paid public utility excise taxes to the state of Ohio totaling $7.1 million and has accrued an additional $5.8 million for amounts expected to be assessed for the period from May 1, 2018 through June 30, 2019. While it is difficult to accurately predict how the Ohio Supreme Court will decide the case, Rockies Express is optimistic about the ultimate outcome and has recorded a $12.9 million asset representing the anticipated refund of the public utility excise taxes paid.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We currently believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $6.7 million and $7.4 million at June 30, 2019 and December 31, 2018, respectively.
Rockies Express
Seneca Lateral
On January 31, 2018, Rockies Express experienced an operational disruption on its Seneca Lateral due to a pipe rupture and natural gas release in a rural area in Noble County, Ohio. There were no injuries reported and no evacuations. The release required Rockies Express to shut off the flow through the segment until February 27, 2018, when temporary repairs were completed, allowing the segment to be placed back into service. Permanent repairs were completed in September 2018. Total cost of remediation was approximately $6.1 million, $5.1 million of which Rockies Express has recovered through insurance.

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
17. Reportable Segments
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
Gathering, Processing & Terminalling. The Gathering, Processing & Terminalling segment is engaged in the ownership and operation of natural gas gathering and processing facilities that produce NGLs and residue gas sold in local wholesale markets or delivered into pipelines for transportation to additional end markets; our crude oil terminal services; water business services provided primarily to the oil and gas exploration and production industry; the transportation of NGLs; and Stanchion. The Gathering, Processing & Terminalling segment includes our 51% membership interest in Pawnee Terminal.
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$34,871	$(487)	$34,384	$34,929	$(1,462)	$33,467
Crude Oil Transportation	120,170	(15,937)	104,233	112,792	(9,425)	103,367
Gathering, Processing & Terminalling	80,762	(7,855)	72,907	63,612	(6,857)	56,755
Corporate and Other	—	—	—	—	—	—
Total revenue	$235,803	$(24,279)	$211,524	$211,333	$(17,744)	$193,589

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$70,713	$(901)	$69,812	$71,131	$(3,320)	$67,811
Crude Oil Transportation	229,954	(30,359)	199,595	202,758	(12,744)	190,014
Gathering, Processing & Terminalling	154,796	(15,327)	139,469	127,450	(12,592)	114,858
Corporate and Other	—	—	—	—	—	—
Total revenue	$455,463	$(46,587)	$408,876	$401,339	$(28,656)	$372,683

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$144,260	$(1,185)	$143,075	$61,084	$(745)	$60,339
Crude Oil Transportation	89,957	(6,994)	82,963	28,505	(235)	28,270
Gathering, Processing & Terminalling	23,859	8,179	32,038	6,167	980	7,147
Corporate and Other	(3,774)	—	(3,774)	(6,233)	—	(6,233)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			99,012			44,554
Non-cash gain (loss) related to derivative instruments (1)			223			(559)
Less:
Interest expense, net (1)			(40,601)			(12,403)
Depreciation and amortization expense (1)			(32,591)			(9,942)
Distributions from unconsolidated investments (1)			(125,470)			(53,808)
Non-cash compensation expense (1)			(3,450)			(1,009)
Loss on disposal of assets (1)			—			(103)
Deficiency payments, net (1)			(4,426)			43
Income tax expense (1)			(21,977)			(16,809)
Net income attributable to Exchange Right Holders			(53,403)			(38,424)
Net income attributable to TGE			$71,619			$1,063

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$283,128	$(2,090)	$281,038	$131,736	$(1,480)	$130,256
Crude Oil Transportation	170,698	(13,154)	157,544	63,376	1,151	64,527
Gathering, Processing & Terminalling	51,769	15,244	67,013	16,323	329	16,652
Corporate and Other	(5,568)	—	(5,568)	(18,502)	—	(18,502)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			187,534			76,967
Gain on disposal of assets (1)			—			3,109
Less:
Interest expense, net (1)			(80,311)			(23,189)
Depreciation and amortization expense (1)			(63,319)			(18,438)
Distributions from unconsolidated investments (1)			(240,568)			(97,299)
Non-cash compensation expense (1)			(20,570)			(1,971)
Deficiency payments, net (1)			(16,570)			(3,737)
Non-cash (loss) gain related to derivative instruments (1)			(1,029)			313
Income tax expense (1)			(39,043)			(23,501)
Net income attributable to Exchange Right Holders			(103,945)			(87,389)
Net income attributable to TGE			$122,206			$17,798

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

	Six Months Ended June 30,
Capital Expenditures:	2019	2018
	(in thousands)
Natural Gas Transportation	$54,174	$72,882
Crude Oil Transportation	54,045	24,945
Gathering, Processing & Terminalling	38,549	76,342
Corporate and Other	3,283	2,106
Total capital expenditures	$150,051	$176,275

Assets:	June 30, 2019	December 31, 2018
	(in thousands)
Natural Gas Transportation	$2,645,996	$2,606,696
Crude Oil Transportation	1,749,987	1,423,740
Gathering, Processing & Terminalling	1,541,970	1,522,559
Corporate and Other	260,041	340,514
Total assets	$6,197,994	$5,893,509

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity in which we directly own an approximate 63.70% membership interest as of July 31, 2019. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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

Recent Developments
TGE Dividend Announced
On July 11, 2019, the Board of Directors of our general partner declared a cash dividend for the quarter ended June 30, 2019 of $0.5400 per Class A share. The distribution will be paid on August 14, 2019, to Class A shareholders of record on July 31, 2019.
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
Non-GAAP Financial Measures
We generally define Adjusted EBITDA as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments and deficiency payments received from or utilized by our customers. We also use Cash Available for Dividends, which we generally define as Adjusted EBITDA, less cash interest costs, maintenance capital expenditures, current income tax, and certain cash reserves permitted by our governing documents. Adjusted EBITDA and Cash Available for Dividends are both calculated and presented at the Tallgrass Equity level, before consideration of noncontrolling interest associated with the Exchange Right Holders or calculating distributions from Tallgrass Equity to us, on one hand, and to the Exchange Right Holders, on the other. We believe calculating these measures at Tallgrass Equity provides investors the most complete and comparable picture of our overall financial and operational results and provides a consistent metric for period over period comparisons that is not impacted by any future exercises by the Exchange Right Holders of the Exchange Right, which does not have a dilutive effect on TGE's net income per share.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Net income attributable to TGE
Net income attributable to TGE	$71,619	$1,063	$122,206	$17,798
Add:
Interest expense, net (1)	40,601	12,403	80,311	23,189
Depreciation and amortization expense (1)	32,591	9,942	63,319	18,438
Distributions from unconsolidated investments (1)	125,470	53,808	240,568	97,299
Deficiency payments, net (1)	4,426	(43)	16,570	3,737
Non-cash compensation expense (1)(2)	3,450	1,009	20,570	1,971
Income tax expense (1)	21,977	16,809	39,043	23,501
Net income attributable to Exchange Right Holders	53,403	38,424	103,945	87,389
Less:
Equity in earnings of unconsolidated investments (1)	(99,012)	(44,554)	(187,534)	(76,967)
Non-cash (gain) loss related to derivative instruments (1)	(223)	559	1,029	(313)
Loss (gain) on disposal of assets (1)	—	103	—	(3,109)
Tallgrass Equity Adjusted EBITDA	$254,302	$89,523	$500,027	$192,933
Reconciliation of Tallgrass Equity Adjusted EBITDA and Cash Available for Dividends to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$186,666	$179,660	$330,414	$331,260
Add:
Interest expense, net (1)	40,601	12,403	80,311	23,189
Other, including changes in operating working capital (1)	27,035	(102,540)	89,302	(161,516)
Tallgrass Equity Adjusted EBITDA	$254,302	$89,523	$500,027	$192,933
Less:
Cash interest cost (1)	(39,060)	(11,899)	(77,199)	(22,181)
Maintenance capital expenditures, net (1)	(10,405)	(2,745)	(17,393)	(3,771)
Current income tax expense (1)	(49)	—	(49)	—
Tallgrass Equity Cash Available for Dividends	$204,788	$74,879	$405,386	$166,981

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

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

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$16,970	$16,882	$36,906	$36,266
Add:
Depreciation and amortization expense (2)	4,959	1,767	9,907	3,338
Distributions from unconsolidated investment (2)	121,702	52,913	235,097	96,404
Other, net (2)	629	471	1,218	1,047
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	(10,949)	—	(5,319)
Tallgrass Equity Segment Adjusted EBITDA	$144,260	$61,084	$283,128	$131,736
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$68,963	$65,714	$130,400	$112,241
Add:
Depreciation and amortization expense (2)	13,744	4,953	27,443	9,301
Distributions from unconsolidated investment	2,111	—	2,111	—
Deficiency payments, net (2)	5,139	(393)	10,744	2,248
Less:
Adjusted EBITDA attributable to noncontrolling interests	—	(41,769)	—	(60,414)
Tallgrass Equity Segment Adjusted EBITDA	$89,957	$28,505	$170,698	$63,376
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Gathering, Processing & Terminalling Segment (1)
Operating income	$11,997	$5,722	$20,606	$29,027
Add:
Depreciation and amortization expense (2)	12,778	2,794	24,255	5,148
Non-cash (gain) loss related to derivative instruments (2)	(223)	559	1,029	(313)
Distributions from unconsolidated investments (2)	1,657	895	3,360	895
Deficiency payments, net (2)	(1,100)	209	5,047	1,223
Other, net (2)	(44)	—	(64)	—
Less:
Loss (gain) on disposal of assets (2)	—	103	—	(3,109)
Adjusted EBITDA attributable to noncontrolling interests	(1,206)	(4,115)	(2,464)	(16,548)
Tallgrass Equity Segment Adjusted EBITDA	$23,859	$6,167	$51,769	$16,323
Total Tallgrass Equity Segment Adjusted EBITDA	$258,076	$95,756	$505,595	$211,435
Corporate general and administrative costs	(3,774)	(6,233)	(5,568)	(18,502)
Total Tallgrass Equity Adjusted EBITDA	$254,302	$89,523	$500,027	$192,933

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.

(2)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.
Results of Operations
The following provides a summary of our average daily operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Natural Gas Transportation Segment:
TIGT and Trailblazer average firm contracted volumes (MMcf/d) (1)	2,743	1,563	2,333	1,704
Rockies Express average firm contracted volumes (MMcf/d) (2)	4,204	4,099	4,204	4,103
Crude Oil Transportation Segment:
Pony Express average contracted capacity (Bbls/d)	311,932	307,096	310,265	305,348
Pony Express average throughput (Bbls/d)	347,565	348,220	341,689	319,141
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	104	119	107	118
Freshwater average volumes (Bbls/d)	92,400	25,203	59,909	35,357
Produced water gathering and disposal average volumes (Bbls/d)	191,808	91,984	176,120	88,695

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

(2)	Volumes transported under long-term firm fee contracts.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$99,456	$101,166	$194,612	$185,904
Natural gas transportation services	32,345	31,474	65,861	63,670
Sales of natural gas, NGLs, and crude oil	37,843	37,250	76,707	75,395
Processing and other revenues	41,880	23,699	71,696	47,714
Total Revenues	211,524	193,589	408,876	372,683
Operating Costs and Expenses:
Cost of sales	19,268	27,694	38,553	54,045
Cost of transportation services	19,754	12,664	34,826	23,084
Operations and maintenance	23,472	18,440	41,518	34,839
Depreciation and amortization	32,980	27,690	63,981	53,813
General and administrative	18,715	19,085	50,987	37,511
Taxes, other than income taxes	7,711	8,462	18,709	17,341
Loss (gain) on disposal of assets	28	279	242	(9,138)
Total Operating Costs and Expenses	121,928	114,314	248,816	211,495
Operating Income	89,596	79,275	160,060	161,188
Other Income (Expense):
Equity in earnings of unconsolidated investments	99,012	78,187	187,534	146,589
Interest expense, net	(40,595)	(31,282)	(80,300)	(61,043)
Other income, net	198	330	375	781
Total Other Income (Expense)	58,615	47,235	107,609	86,327
Net income before tax	148,211	126,510	267,669	247,515
Income tax expense	(21,981)	(16,809)	(39,047)	(23,501)
Net income	126,230	109,701	228,622	224,014
Net income attributable to noncontrolling interests	(54,611)	(108,638)	(106,416)	(206,216)
Net income attributable to TGE	$71,619	$1,063	$122,206	$17,798
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues. Total revenues were $211.5 million for the three months ended June 30, 2019, compared to $193.6 million for the three months ended June 30, 2018, which represents an increase of $17.9 million, or 9%, in total revenues. The overall increase was largely driven by increased revenues of $17.2 million and $7.4 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by a $6.6 million increase in eliminations of intersegment revenue, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $121.9 million for the three months ended June 30, 2019 compared to $114.3 million for the three months ended June 30, 2018, which represents an increase of $7.6 million, or 7%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $10.9 million and $4.1 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $7.3 million in the Corporate and Other segment, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $6.5 million increase in eliminations of intersegment operating costs and expenses and a $0.8 million decrease in corporate general and administrative costs.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $99.0 million and $78.2 million for the three months ended June 30, 2019 and 2018, respectively. Equity in earnings of unconsolidated investments of $99.0 million for the three months ended June 30, 2019 primarily reflects our portion of earnings and the $8.5 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as equity in earnings of $1.5 million and $0.8 million, related to our 51% membership interests in Pawnee

Terminal and Powder River Gateway, respectively. Equity in earnings of unconsolidated investments of $78.2 million for the three months ended June 30, 2018 primarily reflects our portion of earnings and the $9.7 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as $1.3 million and $0.7 million of equity in earnings related to our 51% membership interest in Pawnee Terminal and 63% membership interest in BNN Colorado, respectively. The overall increase was primarily driven by a $20.5 million increase in equity in earnings from Rockies Express primarily due to the proceeds from the contract termination discussed in Note 16 – Legal and Environmental Matters and lower interest expense due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
Interest expense, net. Interest expense of $40.6 million for the three months ended June 30, 2019 was primarily composed of interest and fees associated with the TEP revolving credit facility and Senior Notes. Interest expense of $31.3 million for the three months ended June 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes and 2028 Notes. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2018 and 2019 acquisitions and a special contribution to Rockies Express to fund our pro rata portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018, as well as the higher borrowing rate on the Senior Notes, the proceeds of which were used to repay borrowings under the revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended June 30, 2019 was $0.2 million compared to $0.3 million of other income for the three months ended June 30, 2018.
Income tax expense. Income tax expense for the three months ended June 30, 2019 was $22.0 million, compared to income tax expense of $16.8 million for the three months ended June 30, 2018. The increase in income tax expense was primarily due to our increased ownership in TEP effective June 30, 2018 as a result of the merger transaction with TEP and the exercise of the Exchange Right effective March 11, 2019 and the resulting increase in income allocated to TGE.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues. Total revenues were $408.9 million for the six months ended June 30, 2019, compared to $372.7 million for the six months ended June 30, 2018, which represents an increase of $36.2 million, or 10%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $27.3 million and $27.2 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by a $17.9 million increase in eliminations of intersegment revenue and decreased revenues of $0.4 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $248.8 million for the six months ended June 30, 2019 compared to $211.5 million for the six months ended June 30, 2018, which represents an increase of $37.3 million, or 18%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $35.8 million and $9.0 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $6.4 million and $1.1 million in the Corporate and Other and Natural Gas Transportation segments, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $17.9 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $11.5 million increase in corporate general and administrative costs due to an increase in equity-based compensation costs related to the accelerated vesting of certain Equity Participation Shares as a result of the change in control triggered by the Blackstone Acquisition.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $187.5 million and $146.6 million for the six months ended June 30, 2019 and 2018, respectively. Equity in earnings of unconsolidated investments of $187.5 million for the six months ended June 30, 2019 primarily reflects our portion of earnings and the $17.0 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as equity in earnings of $2.9 million and $1.7 million, related to our 51% membership interests in Pawnee Terminal and Powder River Gateway, respectively. Equity in earnings of unconsolidated investments of $146.6 million for the six months ended June 30, 2018 primarily reflects our portion of earnings and the $18.1 million of amortization of a negative basis difference associated with our 75% membership interest in Rockies Express, inclusive of Tallgrass Equity's additional 25.01% membership interest acquired in February 2018, as well as $2.0 million and $1.3 million of equity in earnings related to our 63% membership interest in BNN Colorado and 51% membership interest in Pawnee Terminal, respectively. The overall increase was primarily driven by a $39.7 million increase in equity in earnings from Rockies Express as a result of the additional 25.01% membership interest acquired in February 2018, the proceeds from the contract termination discussed in Note 16 – Legal and Environmental Matters, as well as lower interest expense due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.

Interest expense, net. Interest expense of $80.3 million for the six months ended June 30, 2019 was primarily composed of interest and fees associated with the TEP revolving credit facility and Senior Notes. Interest expense of $61.0 million for the six months ended June 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes and 2028 Notes. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2018 and 2019 acquisitions and a special contribution to Rockies Express to fund our pro rata portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018, as well as the higher borrowing rate on the 2023 Notes, the proceeds of which were used to repay borrowings under the revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the six months ended June 30, 2019 was $0.4 million compared to $0.8 million of other income for the six months ended June 30, 2018.
Income tax expense. Income tax expense for the six months ended June 30, 2019 was $39.0 million, compared to income tax expense of $23.5 million for the six months ended June 30, 2018. The increase in income tax expense was primarily due to our increased ownership in TEP effective June 30, 2018 as a result of the merger transaction with TEP and the exercise of the Exchange Right effective March 11, 2019 and the resulting increase in income allocated to TGE.
The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data – Natural Gas Transportation (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Natural gas transportation services	$32,832	$32,936	$66,762	$66,990
Sales of natural gas, NGLs, and crude oil	119	108	119	345
Processing and other revenues	1,920	1,885	3,832	3,796
Total revenues	34,871	34,929	70,713	71,131
Operating costs and expenses:
Cost of sales	841	88	841	431
Cost of transportation services	594	822	332	954
Operations and maintenance	6,981	7,324	13,021	13,487
Depreciation and amortization	4,959	4,851	9,907	9,678
General and administrative	3,381	3,957	7,261	7,891
Taxes, other than income taxes	1,145	1,005	2,445	2,424
Total operating costs and expenses	17,901	18,047	33,807	34,865
Operating income	$16,970	$16,882	$36,906	$36,266

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues. Natural Gas Transportation segment revenues were $34.9 million for the three months ended June 30, 2019, compared to $34.9 million for the three months ended June 30, 2018.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $17.9 million for the three months ended June 30, 2019, compared to $18.0 million for the three months ended June 30, 2018. The overall decrease in operating costs and expenses was primarily due to a $0.6 million decrease in general and administrative costs and a $0.3 million decrease in operations and maintenance costs, partially offset by a $0.8 million increase in cost of sales driven by a lower of cost and net realizable value inventory adjustment during the three months ended June 30, 2019.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues. Natural Gas Transportation segment revenues were $70.7 million for the six months ended June 30, 2019, compared to $71.1 million for the six months ended June 30, 2018, which represents a decrease of $0.4 million in segment revenues.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $33.8 million for the six months ended June 30, 2019, compared to $34.9 million for the six months ended June 30, 2018, which represents a decrease of $1.1 million, or 3%. The overall decrease in operating costs and expenses was primarily due to a $0.6 million decrease in general and administrative costs and a $0.6 million decrease in cost of transportation services driven by cash settlements of shipper imbalances at TIGT during the six months ended June 30, 2019.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data – Crude Oil Transportation (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$115,393	$110,591	$224,971	$198,648
Sales of natural gas, NGLs, and crude oil	4,730	2,066	4,730	3,975
Processing and other revenues	47	135	253	135
Total revenues	120,170	112,792	229,954	202,758
Operating costs and expenses:
Cost of sales	4,088	2,029	4,609	3,995
Cost of transportation services	19,632	17,647	36,530	32,034
Operations and maintenance	3,794	3,010	6,844	5,880
Depreciation and amortization	13,744	13,593	27,443	26,959
General and administrative	4,474	4,320	9,930	8,812
Taxes, other than income taxes	5,475	6,479	14,198	12,837
Total operating costs and expenses	51,207	47,078	99,554	90,517
Operating income	$68,963	$65,714	$130,400	$112,241

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues. Crude Oil Transportation segment revenues were $120.2 million for the three months ended June 30, 2019, compared to $112.8 million for the three months ended June 30, 2018, which represents an increase of $7.4 million, or 7%, in segment revenues driven by a $4.8 million increase in crude oil transportation services and a $2.7 million increase in sales of crude oil primarily due to increased volumes sold during the three months ended June 30, 2019. The increase in crude oil transportation services revenue was primarily driven by a $6.2 million increase in walk-up barrels shipped and a $3.3 million increase due to the FERC annual index adjustments effective July 1, 2018, partially offset by a $4.6 million decrease in committed shipper volumes.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $51.2 million for the three months ended June 30, 2019 compared to $47.1 million for the three months ended June 30, 2018, which represents an increase of $4.1 million, or 9%. The overall increase in operating costs and expenses was primarily driven by a $2.1 million increase in cost of sales primarily due to increased volumes sold during the three months ended June 30, 2019 and a $2.0 million increase in cost of transportation services driven by higher costs for drag reducing agents and electric associated with flow rate testing on a portion of the Pony Express System in the second quarter of 2019, partially offset by a $1.0 million decrease in taxes, other than income taxes driven by a decrease in property tax assessment estimates.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues. Crude Oil Transportation segment revenues were $230.0 million for the six months ended June 30, 2019, compared to $202.8 million for the six months ended June 30, 2018, which represents an increase of $27.2 million, or 13%, in segment revenues driven by a $26.3 million increase in crude oil transportation services. The increase in crude oil transportation services revenue was primarily driven by a $17.7 million increase in walk-up barrels shipped, a $6.7 million increase due to the FERC annual index adjustments effective July 1, 2018, and a $1.7 million increase in committed shipper volumes.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $99.6 million for the six months ended June 30, 2019 compared to $90.5 million for the six months ended June 30, 2018, which represents an increase of $9.0 million, or 10%. The overall increase in operating costs and expenses was primarily driven by a $4.5 million increase in cost of transportation services driven by higher throughput volumes during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 and higher costs for drag reducing agents and electric associated with flow rate testing on a portion of the Pony Express System in the second quarter of 2019, a $1.4 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates, and a $1.1 million increase in general and administrative costs.
The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data – Gathering, Processing & Terminalling (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$32,994	$35,076	$71,858	$71,075
Processing and other revenues	47,768	28,536	82,938	56,375
Total revenues	80,762	63,612	154,796	127,450
Operating costs and expenses:
Cost of sales	14,434	25,698	33,313	50,264
Cost of transportation services	23,712	11,818	44,341	18,107
Operations and maintenance	12,697	8,106	21,653	15,472
Depreciation and amortization	13,167	8,070	24,917	15,364
General and administrative	3,636	2,941	7,658	6,274
Taxes, other than income taxes	1,091	978	2,066	2,080
Loss (gain) on disposal of assets	28	279	242	(9,138)
Total operating costs and expenses	68,765	57,890	134,190	98,423
Operating income	$11,997	$5,722	$20,606	$29,027

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues. Gathering, Processing & Terminalling segment revenues were $80.8 million for the three months ended June 30, 2019, compared to $63.6 million for the three months ended June 30, 2018, which represents a $17.2 million, or 27%, increase in segment revenues. The increase in segment revenues was due to a $19.2 million increase in processing and other revenues, partially offset by a $2.1 million decrease in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by increased water business services revenue of $19.1 million driven by the consolidation of BNN Colorado in December 2018, the acquisitions of NGL Water Solutions Bakken in November 2018 and CES in May 2019, and increased produced water disposal and fresh water transportation volumes. The decrease in sales of natural gas, NGLs, and crude oil was driven by decreased sales of NGLs of $14.3 million primarily due to lower NGL prices and volumes, partially offset by increased crude oil sales of $11.6 million at Stanchion.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $68.8 million for the three months ended June 30, 2019 compared to $57.9 million for the three months ended June 30, 2018, which represents an increase of $10.9 million, or 19%. The increase in operating costs and expenses was primarily driven by (i) an increase of $11.9 million in the cost of transportation services due to crude oil transportation fees and increased water gathering and disposal volumes at Water Solutions and (ii) increases of $5.1 million and $4.6 million in depreciation and amortization and operations and maintenance costs, respectively, each primarily due to acquisitions and assets placed into service in 2018 and 2019 at Water Solutions and Terminals. These increases were partially offset by a $11.3 million decrease in cost of sales primarily due to lower NGL prices and volumes as discussed above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues. Gathering, Processing & Terminalling segment revenues were $154.8 million for the six months ended June 30, 2019, compared to $127.5 million for the six months ended June 30, 2018, which represents a $27.3 million, or 21%, increase in segment revenues. The increase in segment revenues was due to a $26.6 million increase in processing and other revenues and a $0.8 million increase in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by (i) increased water business services revenue of $24.2 million driven by the consolidation of BNN Colorado in December 2018, the acquisitions of NGL Water Solutions Bakken in November 2018 and CES in May 2019, and increased produced water disposal and fresh water transportation volumes and (ii) increased terminal services revenue of $3.5 million driven by the Buckingham Terminal expansion and the Natoma Terminal placed into service in April 2018. The increase in sales of natural gas, NGLs, and crude oil was driven by (i) increased crude oil sales of $18.8 million at Stanchion and (ii) increased sales of natural gas of $3.1 million due to sales of residue gas from the Douglas Gathering System; partially offset by decreased sales of NGLs of $21.0 million primarily due to lower NGL prices and volumes.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $134.2 million for the six months ended June 30, 2019 compared to $98.4 million for the six months ended June 30, 2018, which represents an increase of $35.8 million, or 36%. The increase in operating costs and expenses was primarily driven by (i) an increase of $26.2 million in the cost of transportation services due to crude oil transportation fees and increased water gathering and disposal volumes at Water Solutions, (ii) increases of $9.6 million and $6.2 million in depreciation and amortization and operations and maintenance costs, respectively, each primarily due to acquisitions and assets placed into service in 2018 and 2019 at Water Solutions and Terminals, and (iii) $0.2 million loss on the disposal of assets during the six months ended June 30, 2019, compared to the $9.1 million gain on disposal of assets on the disposal of Tallgrass Crude Gathering, LLC ("Tallgrass Crude Gathering") during the six months ended June 30, 2018. These increases were partially offset by a $17.0 million decrease in cost of sales primarily due to lower NGL prices and volumes as discussed above.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended June 30, 2019 were cash generated from operations and borrowings under our revolving credit facility. We expect our sources of liquidity in the future to include:

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
Our total liquidity as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash on hand (1)	$9,429	$9,596
Total capacity under the revolving credit facility	2,250,000	2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,454,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	795,906	1,025,906
Total liquidity	$805,335	$1,035,502

(1)	Includes cash on hand at TGE and its consolidated subsidiaries.

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
As of June 30, 2019, we had a working capital deficit of $131.6 million compared to a working capital deficit of $146.9 million at December 31, 2018, which represents a decrease in the working capital deficit of $15.3 million. The overall decrease in the working capital deficit was primarily attributable to changes in the following components:

•
a decrease in accounts payable of $19.8 million primarily due to a decrease in crude oil purchases at Stanchion, a decrease in producer settlements at TMID, and a decrease in capital expenditures at Terminals, partially offset by an increase in capital expenditures at Pony Express;

•	a decrease in accrued liabilities of $7.5 million primarily due to annual incentive payments made during the first quarter of 2019; and

•	an increase in prepayments and other current assets of $4.2 million primarily due to timing of prepaid insurance renewals made during 2019.
These working capital decreases were partially offset by an increase in deferred revenue of $16.3 million primarily from deficiency payments collected by Pony Express and Water Solutions.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$330,414	$331,260
Investing activities	$(248,780)	$(269,861)
Financing activities	$(81,801)	$(58,961)
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Operating Activities. Cash flows provided by operating activities were $330.4 million and $331.3 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in net cash flows provided by operating activities of $0.8 million was primarily driven by a net decrease in cash flows from changes in working capital driven by a $136.0 million increase in net cash outflows from accounts payable and accrued liabilities, primarily due to higher crude oil purchases at Stanchion, partially offset by a $91.4 million increase in net cash inflows from accounts receivable, primarily due to higher crude oil sales at Stanchion. The decrease in cash flows from changes in working capital was partially offset by a $42.5 million increase in distributions received from unconsolidated affiliates, primarily Rockies Express, as a result of our increased membership interest effective February 7, 2018, as well as lower interest expense at Rockies Express due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018.
Investing Activities. Cash flows used in investing activities were $248.8 million for the six months ended June 30, 2019, primarily driven by:

•	capital expenditures of $150.1 million, primarily due to spending on the Pony Express expansion, Cheyenne Connector, and additional natural gas gathering infrastructure;

•	contributions to unconsolidated investments in the amount of $66.1 million, primarily to fund our share of capital projects at Rockies Express and Powder River Gateway;

•	net cash outflows of $48.4 million for the acquisition of CES; and

•	cash outflows of $37.0 million for the initial capital contribution and formation of the Powder River Gateway joint venture.
These cash outflows were partially offset by $52.5 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $269.9 million for the six months ended June 30, 2018, primarily driven by:

•
capital expenditures of $176.3 million, primarily due to spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, and construction of the Guernsey, Natoma, and Grasslands Terminals;

•	cash outflows of $95.0 million for the acquisition of BNN North Dakota;

•	cash outflows of $30.6 million for the acquisition of a 51% membership interest in Pawnee Terminal;

•	contributions to unconsolidated investments in the amount of $22.5 million, primarily to fund our share of capital projects at Iron Horse and BNN Colorado; and

•	cash outflows of $19.5 million for the acquisition of a 38% membership interest in Deeprock North, LLC.
These cash outflows were partially offset by cash inflows of:

•	$50.0 million from the sale of Tallgrass Crude Gathering; and

•	$36.5 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Financing Activities. Cash flows used in financing activities were $81.8 million for the six months ended June 30, 2019, primarily driven by:

•	dividends paid to Class A shareholders of $176.3 million;

•
distributions to noncontrolling interests of $122.5 million, consisting of Tallgrass Equity distributions to the Exchange Right Holders of $118.6 million and distributions to Deeprock Development, BNN West Texas, and BNN Colorado noncontrolling interests of $3.9 million; and

•	tax payments funded by shares tendered by employees to satisfy tax withholding obligations of $13.3 million related to the issuance of Class A shares under our LTIP plan.
These cash outflows were partially offset by net borrowings under the revolving credit facility of $230.0 million.
Cash flows used in financing activities were $59.0 million for the six months ended June 30, 2018, primarily driven by:

•
distributions to noncontrolling interests of $198.8 million, which consisted of Tallgrass Equity distributions to the Exchange Right Holders of $98.2 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $2.9 million;

•	cash outflows of $50.0 million for the acquisition of an additional 2% membership interest in Pony Express; and

•	dividends paid to Class A shareholders of $49.7 million.
These cash outflows were partially offset by net borrowings of $242.0 million under the revolving credit facility and the Tallgrass Equity credit facility that was terminated in July 2018.
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
Our dividend for the three months ended June 30, 2019, in the amount of $0.5400 per Class A share, or $96.8 million in the aggregate, was announced on July 11, 2019 and will be paid on August 14, 2019 to Class A shareholders of record on July 31, 2019.

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

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. We expect to incur approximately $320 million for expansion capital projects and approximately $40 million for maintenance capital expenditures in 2019. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$17,498	$10,551
Expansion capital expenditures	134,058	171,000
Total capital expenditures incurred	$151,556	$181,551
Capital expenditures incurred represent capital expenditures paid and accrued during the period. The increase in maintenance capital expenditures to $17.5 million for the six months ended June 30, 2019 from $10.6 million for the six months ended June 30, 2018 is primarily driven by increased expenditures in the Natural Gas Transportation and Corporate and Other segments. Maintenance capital expenditures for the six months ended June 30, 2019 in the Corporate and Other segment consisted primarily of spending on information technology assets. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. Expansion capital expenditures were $134.1 million for the six months ended June 30, 2019 compared to $171.0 million for the six months ended June 30, 2018. Expansion capital expenditures for the six months ended June 30, 2019 consisted primarily of spending on the Pony Express expansion, Cheyenne Connector, and additional natural gas gathering infrastructure. Expansion capital expenditures of $171.0 million for the six months ended June 30, 2018 consisted primarily of spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, and construction of the Guernsey, Natoma, and Grasslands Terminals.
During the six months ended June 30, 2019 and 2018, we invested cash of $66.1 million and $22.5 million, respectively, in unconsolidated affiliates, including Rockies Express, Powder River Gateway, Iron Horse, and BNN Colorado, prior to our consolidation of BNN Colorado in December 2018 and our contribution of Iron Horse to the Powder River Gateway joint venture in January 2019, to fund our share of capital projects.
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
The majority of TMID's Adjusted EBITDA comes from volumetric fee or commodity sensitive contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. During the six months ended June 30, 2019, TMID represented 3% of our consolidated Adjusted EBITDA.
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
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of June 30, 2019, assuming a parallel shift in the forward curve through the end of 2019:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contract assets(1)	$1,843	$110	$(110)
Crude oil derivative contract liabilities(1)	$(17)	$(1,502)	$1,502

(1)	Represents the net forward sale of 296,784 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout 2019.
Interest Rate Risk
As of June 30, 2019, TEP has issued $2.0 billion of Senior Notes and has a $2.25 billion revolving credit facility with outstanding borrowings of $1.45 billion. Borrowings under TEP's revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.25% to 1.25% for base rate borrowings and 1.25% to 2.25% for reserve adjusted Eurodollar rate borrowings, based upon TEP's total leverage ratio.
We do not currently hedge the interest rate risk on TEP's borrowings under the revolving credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.8 million based on our outstanding debt under the revolving credit facility as of June 30, 2019.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BBB- or Baa3 and better credit ratings or are part of corporate families with such credit ratings as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2018 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2019. There have been no material changes to the risk factors contained in our 2018 Form 10-K.
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
On March 11, 2019, BIP announced that in connection with the closing of the Blackstone Acquisition, the Sponsor Entities had pre-funded Prairie Secondary Acquiror LP, a Delaware limited partnership ("Secondary Acquiror 1"), and Prairie Secondary Acquiror E LP, a Delaware limited partnership ("Secondary Acquiror 2" and, collectively with Secondary Acquiror 1, "Prairie Secondary Acquirors"), each of which are managed by BIP Holdings Manager L.L.C., a Delaware limited liability company, with an aggregate of $400 million for the purpose of making potential future acquisitions of additional Class A shares and that the Prairie Secondary Acquirors intended to enter into a 10b5-1(c) purchase plan (the "Blackstone Plan"). The Blackstone Plan commenced on March 14, 2019 and was subsequently terminated on May 9, 2019. See Schedule 13D filed by BIP and certain of its affiliates with the SEC on March 11, 2019, together with all amendments, for more information on the Blackstone Plan.
The table set forth below reflects the purchases of the Sponsor Entities during the period covered by this report.

Period	Total number of Class A shares purchased		Average price paid per Class A share	Total number of Class A shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of Class A shares that may yet be purchased under the plans or programs
April 1 to April 30, 2019	1,005,404	(1)	$24.1771	696,412	$128,445,716
May 1 to May 31, 2019	609,258	(2)	$24.0150	609,258	$—	(3)
June 1 to June 30, 2019	—		$—	—	$—	(3)
Total	1,614,662		$24.1159	1,305,670	$—	(3)

(1)
Includes (i) 283,301 Class A shares purchased by Secondary Acquiror 1, and 413,111 Class A shares purchased by Secondary Acquiror 2 pursuant to the Blackstone Plan, and (ii) 125,698 Class A shares purchased by Secondary Acquiror 1 and 183,294 Class A shares purchased by Secondary Acquiror 2 outside of the Blackstone Plan. The Class A shares purchased outside of the Blackstone Plan were issuable by TGE to certain employees of TGE in connection with the accelerated vesting of incentive awards held by such persons upon the closing of the Blackstone Acquisition and the Prairie Secondary Acquirors agreed to acquire these Class A shares to provide the selling employees with liquidity consistent with what would have been provided if the incentive awards had been settled in cash.

(2)	Includes 247,847 Class A shares purchased by Secondary Acquiror 1 and 361,411 Class A shares purchased by Secondary Acquiror 2 pursuant to the Blackstone Plan.

(3)	The Blackstone Plan was terminated on May 9, 2019, and therefore, there are no Class A shares that may yet be purchased under the Blackstone Plan.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* -	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tallgrass Energy, LP
(registrant)
		By:	Tallgrass Energy GP, LLC, its general partner

Date:	July 31, 2019	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)