Form 10-Q
period 2019-09-30
Tallgrass Energy, LP
filed 2019-10-30
CIK 1633651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On October 30, 2019, the Registrant had 179,197,416 Class A shares and 102,136,875 Class B shares outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,967	$9,596
Accounts receivable, net	246,293	236,097
Inventories	41,028	34,316
Prepayments and other current assets	14,785	11,816
Total Current Assets	318,073	291,825
Property, plant and equipment, net	2,865,107	2,802,429
Goodwill	441,361	421,983
Intangible assets, net	246,684	227,103
Unconsolidated investments	1,964,949	1,861,686
Deferred tax asset	334,970	273,531
Deferred charges and other assets	31,753	14,952
Total Assets	$6,202,897	$5,893,509
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$196,033	$201,512
Accrued taxes	28,427	20,734
Accrued interest	24,012	39,217
Accrued liabilities	21,795	23,287
Deferred revenue	125,198	111,095
Other current liabilities	41,759	42,910
Total Current Liabilities	437,224	438,755
Long-term debt, net	3,451,268	3,205,958
Other long-term liabilities and deferred credits	53,357	31,688
Total Long-term Liabilities	3,504,625	3,237,646
Commitments and Contingencies
Equity:
Class A Shareholders (179,197,416 and 156,311,986 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	1,848,872	1,725,537
Class B Shareholders (102,136,875 and 123,887,893 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Total Partners' Equity	1,848,872	1,725,537
Noncontrolling interests (a)	412,176	491,571
Total Equity	2,261,048	2,217,108
Total Liabilities and Equity	$6,202,897	$5,893,509

(a)	See Note 11 - Partnership Equity for a complete description of our noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$112,126	$100,226	$306,738	$286,130
Natural gas transportation services	30,312	30,953	96,173	94,623
Sales of natural gas, NGLs, and crude oil	39,902	44,072	116,609	119,467
Processing and other revenues	44,369	25,069	116,065	72,783
Total Revenues	226,709	200,320	635,585	573,003
Operating Costs and Expenses:
Cost of sales	17,664	28,556	56,217	82,601
Cost of transportation services	19,103	12,588	53,929	35,672
Operations and maintenance	22,657	18,011	64,175	52,850
Depreciation and amortization	31,797	27,595	95,778	81,408
General and administrative	21,439	16,015	72,426	53,526
Taxes, other than income taxes	8,183	7,750	26,892	25,091
(Gain) loss on disposal of assets	—	(279)	242	(9,417)
Total Operating Costs and Expenses	120,843	110,236	369,659	321,731
Operating Income	105,866	90,084	265,926	251,272
Other Income (Expense):
Equity in earnings of unconsolidated investments	86,349	76,268	273,883	222,857
Interest expense, net	(41,625)	(34,019)	(121,925)	(95,062)
Other income (expense), net	476	(1,624)	851	(843)
Total Other Income (Expense)	45,200	40,625	152,809	126,952
Net income before tax	151,066	130,709	418,735	378,224
Income tax expense	(22,577)	(11,997)	(61,624)	(35,498)
Net income	128,489	118,712	357,111	342,726
Net income attributable to noncontrolling interests	(55,965)	(59,162)	(162,381)	(265,378)
Net income attributable to TGE	$72,524	$59,550	$194,730	$77,348
Net income per Class A share:
Basic net income per Class A share	$0.40	$0.38	$1.12	$0.85
Diluted net income per Class A share	$0.40	$0.38	$1.12	$0.85
Basic average number of Class A shares outstanding	179,197	155,001	173,322	91,183
Diluted average number of Class A shares outstanding	180,155	156,088	174,756	92,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2019	$1,725,537	$—	$491,571	$2,217,108
Net income	50,587	—	51,805	102,392
Dividends paid to Class A shareholders	(81,304)	—	—	(81,304)
Distributions to noncontrolling interests	—	—	(66,625)	(66,625)
Contributions from noncontrolling interests	—	—	1,282	1,282
Noncash compensation expense	17,120	—	—	17,120
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—	—	(13,260)
Deferred tax asset	123,051	—	—	123,051
Conversion of Class B shares to Class A shares	68,614	—	(68,614)	—
Balance at March 31, 2019	$1,890,345	$—	$409,419	$2,299,764
Net income	71,619	—	54,611	126,230
Dividends paid to Class A shareholders	(94,975)	—	—	(94,975)
Distributions to noncontrolling interests	—	—	(55,870)	(55,870)
Noncash compensation expense	3,450	—	—	3,450
Acquisition of CES	—	—	3,400	3,400
Balance at June 30, 2019	$1,870,439	$—	$411,560	$2,281,999
Net income	72,524	—	55,965	128,489
Dividends paid to Class A shareholders	(96,767)	—	—	(96,767)
Distributions to noncontrolling interests	—	—	(56,390)	(56,390)
Noncash compensation expense	2,676	—	—	2,676
Contributions from noncontrolling interests	—	—	1,041	1,041
Balance at September 30, 2019	$1,848,872	$—	$412,176	$2,261,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Partners' Capital		Noncontrolling Interests	Total Equity
	Class A Shares	Class B Shares
	(in thousands)
Balance at January 1, 2018	$48,613	$—	$1,672,566	$1,721,179
Cumulative effect of ASC 606 implementation	4,588	—	39,543	44,131
Net income	16,735	—	97,578	114,313
Issuance of TEP units to the public, net of offering costs	(5)	—	(40)	(45)
Dividends paid to Class A shareholders	(21,346)	—	—	(21,346)
Noncash compensation expense	405	—	2,917	3,322
Acquisition of additional TEP common units from TD	(62,223)	—	(189,520)	(251,743)
Issuance of Tallgrass Equity units	—	—	644,782	644,782
Acquisition of additional 2% membership interest in Pony Express	(5,268)	—	(44,732)	(50,000)
Acquisition of 25.01% membership interest in Rockies Express	34,116	—	74,421	108,537
Consolidation of Deeprock North	—	—	31,843	31,843
Contributions from noncontrolling interests	—	—	183	183
Distributions to noncontrolling interests	—	—	(89,073)	(89,073)
Balance at March 31, 2018	$15,615	$—	$2,240,468	$2,256,083
Net income	1,063	—	108,638	109,701
Issuance of TEP units to the public, net of offering costs	(22)	—	(181)	(203)
Dividends paid to Class A shareholders	(28,316)	—	—	(28,316)
Noncash compensation expense	(74)	—	280	206
TEP LTIP units tendered by employees to satisfy tax withholding obligations	(190)	—	(1,531)	(1,721)
Conversion of Class B shares to Class A shares	(13,402)	—	13,402	—
Distributions to noncontrolling interests	—	—	(109,764)	(109,764)
Deferred tax asset	7,664	—	—	7,664
Acquisition of additional TEP common units	(351,431)	—	(1,762,327)	(2,113,758)
Issuance of Class A shares	2,113,758	—	—	2,113,758
Balance at June 30, 2018	$1,744,665	$—	$488,985	$2,233,650
Net income	59,550	—	59,162	118,712
Issuance of TEP units to the public, net of offering costs	(71)	—	(58)	(129)
Dividends paid to Class A shareholders	(77,052)	—	—	(77,052)
Noncash compensation expense	2,047	—	—	2,047
Distributions to noncontrolling interests	—	—	(64,019)	(64,019)
Deferred tax asset	5,839	—	—	5,839
Conversion of Class B shares to Class A shares	3,267	—	(3,267)	—
Balance at September 30, 2018	$1,738,245	$—	$480,803	$2,219,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities:
Net income	$357,111	$342,726
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	100,818	86,121
Equity in earnings of unconsolidated investments	(273,883)	(222,857)
Distributions from unconsolidated investments	274,511	222,082
Deferred income tax expense	61,386	35,498
Noncash compensation expense	23,246	6,770
Other noncash items, net	107	(11,451)
Changes in components of working capital:
Accounts receivable and other	(12,406)	(115,330)
Accounts payable and accrued liabilities	(8,287)	104,920
Deferred revenue	14,139	14,265
Other current assets and liabilities	(9,136)	1,682
Other operating, net	(9,398)	1,965
Net Cash Provided by Operating Activities	518,208	466,391
Cash Flows from Investing Activities:
Capital expenditures	(225,462)	(265,073)
Distributions from unconsolidated investments in excess of cumulative earnings	95,179	60,720
Contributions to unconsolidated investments	(75,179)	(444,788)
Acquisition of CES, net of cash acquired	(48,416)	—
Formation of Powder River Gateway joint venture	(37,000)	—
Acquisition of BNN North Dakota, net of cash acquired	—	(95,000)
Sale of Tallgrass Crude Gathering	—	50,046
Acquisition of Pawnee Terminal	—	(30,600)
Acquisition of 38% membership interest in Deeprock North	—	(19,500)
Other investing, net	(42)	(12,304)
Net Cash Used in Investing Activities	(290,920)	(756,499)
Cash Flows from Financing Activities:
Dividends paid to Class A shareholders	(273,046)	(126,714)
Borrowings under revolving credit facilities, net	243,000	244,000
Distributions to noncontrolling interests	(178,885)	(262,856)
TGE LTIP shares tendered by employees to satisfy tax withholding obligations	(13,260)	—
Proceeds from issuance of long-term debt	—	500,000
Acquisition of Pony Express membership interest	—	(50,000)
Other financing, net	1,274	(11,394)
Net Cash Used in Financing Activities	(220,917)	293,036
Net Change in Cash and Cash Equivalents	6,371	2,928
Cash and Cash Equivalents, beginning of period	9,596	2,593
Cash and Cash Equivalents, end of period	$15,967	$5,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Schedule of Noncash Investing and Financing Activities:
Contribution of assets to Powder River Gateway joint venture	$(122,504)	$—
Accruals for property, plant and equipment	$13,134	$8,517
Right-of-use assets obtained in exchange for operating lease obligations	$10,045	$—
Acquisition of additional TEP common units (a)(b)	$—	$(2,365,501)
Issuance of Class A shares (a)	$—	$2,113,758
Issuance of Tallgrass Equity units (b)	$—	$644,782
Acquisition of Rockies Express membership interest (b)	$—	$(393,039)
Issuance of noncontrolling interests in Deeprock Development in exchange for 62% membership interest in Deeprock North	$—	$(31,843)
Contribution of 38% membership interest in Deeprock North to Deeprock Development	$—	$(19,500)

(a)	Represents the acquisition of additional TEP common units in exchange for Class A shares associated with the merger transaction with TEP.

(b)	Represents the issuance of Tallgrass Equity units associated with our acquisition of a 25.01% membership interest in Rockies Express and an additional 5,619,218 TEP common units.

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity, LLC ("Tallgrass Equity"), in which we directly own an approximate 63.70% membership interest as of September 30, 2019, and Tallgrass Energy Partners, LP ("TEP"), a wholly-owned subsidiary of Tallgrass Equity and its subsidiaries. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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
Gathering, Processing & Terminalling. We provide natural gas gathering and processing services for customers in Wyoming through (collectively, the "Midstream Facilities"): (1) a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System"), (2) natural gas processing facilities in Casper and Douglas, and (3) a natural gas treating facility at West Frenchie Draw. We also provide NGL transportation services in Northeast Colorado and Wyoming. We perform water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, Wyoming, North Dakota, and Ohio through BNN Water Solutions, LLC ("Water Solutions"), and crude oil storage and terminalling services through our 100% membership interest in Tallgrass Terminals, LLC ("Terminals"), which owns and operates crude oil terminals in Colorado, Oklahoma, and Kansas. The Gathering, Processing & Terminalling segment also includes Stanchion Energy, LLC ("Stanchion"), which transacts in crude oil.

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
As a result of the Blackstone Acquisition, BIP effectively controls our business and affairs through the ownership of 100% of the membership interests in our general partner and the exercise of the rights of such sole member. Additionally, the Sponsor Entities collectively held an approximate 44.2% economic interest in us as of September 30, 2019.
Take Private Proposal
On August 27, 2019, the board of directors of our general partner received a non-binding preliminary proposal letter from the Sponsor Entities to acquire all of our outstanding Class A shares not already owned by the Sponsor Entities for $19.50 per Class A share (the "Proposal"). The Proposal continues to be reviewed, evaluated and negotiated by members of an independent conflicts committee of the board of directors of our general partner.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2019 and 2018 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC.
Our financial results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") filed with the SEC on February 8, 2019.
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

Income Taxes
During the nine months ended September 30, 2019, we recognized an additional deferred tax asset of $123.1 million upon exercise of the Exchange Right, as discussed in Note 11 – Partnership Equity, with respect to 21,751,018 Class B shares to Class A shares in connection with the Blackstone Acquisition discussed in Note 1 – Description of Business.
As a result of the increased income allocated to TGE resulting from our increased ownership in TEP following the merger transaction effective June 30, 2018 and the exercise of the Exchange Right effective March 11, 2019, our annual effective tax rate increased from 9.02% for the nine months ended September 30, 2018 to 14.79% for the nine months ended September 30, 2019.
As discussed in Note 3 – Acquisitions, a newly formed indirect subsidiary of TGE acquired the outstanding stock of an entity classified as a C corporation for U.S. federal income tax purposes effective May 1, 2019. As a result, we recognized approximately $237,000 of current income taxes during the three months ended September 30, 2019.
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13, "Financial Instruments–Credit Losses (Topic 326)"
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326). ASU 2016-13 amends current measurement techniques used to estimate credit losses for financial assets. The amendments in ASU 2016-13 are effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 but do not anticipate a material impact on our consolidated financial statements.

3. Acquisitions
Acquisition of Central Environmental Services
In April 2019, BNN Eastern, LLC ("BNN Eastern"), a newly formed indirect subsidiary of TGE, entered into a Stock Purchase Agreement to acquire all of the outstanding stock of CES Holding Company, Inc., which owns all of the issued and outstanding membership interests of K & H Partners LLC, a company doing business as Central Environmental Services ("CES"). CES Holding Company, Inc. is a C corporation for U.S. federal income tax purposes and is considered a taxable entity for such purposes. CES owns and operates a salt water disposal facility located in the Utica and Marcellus area of Ohio. On May 1, 2019, the acquisition closed for cash consideration of approximately $52 million paid at closing, and the issuance of a 7.65% membership interest in BNN Eastern to one of the sellers in the transaction. In addition, the transaction includes a potential earn out payment to the sellers of approximately $3 million based on the achievement of certain milestones during 2019, which is payable in cash or in additional membership interests in BNN Eastern. The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.
The following represents the fair value of assets acquired and liabilities assumed:

	Preliminary	Adjustments	Final
	(in thousands)
Accounts receivable	$1,391	$—	$1,391
Prepayments	67	—	67
Property, plant and equipment	6,900	4,400	11,300
Intangible asset	35,800	(2,900)	32,900	(1)
Accounts payable and accrued liabilities	(1,518)	—	(1,518)	(2)
Deferred tax liability	(8,557)	(189)	(8,746)
Net identifiable assets acquired	34,083	1,311	35,394
Goodwill	17,734	(1,311)	16,423
Net assets acquired (excluding cash)	$51,817	$—	$51,817

(1)	The $32.9 million intangible asset acquired represents customer relationships and is amortized on a straight-line basis over a period of 8 years.

(2)	Includes the estimated fair value of the liability for contingent consideration of $0.7 million.
At June 30, 2019, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. During the three months ended September 30, 2019, the preliminary purchase price allocation was adjusted to reflect additional information obtained with respect to the property, plant and equipment acquired. The purchase price allocation was considered final as of September 30, 2019. The 7.65% equity interest in BNN Eastern held by noncontrolling interests was recorded at its acquisition date fair value of $3.4 million. The fair value of the noncontrolling interests were determined using a discounted cash flow analysis and adjusted for lack of control. These fair value measurements are based on significant inputs, such as forecasted cash flows and discount rates, that are not observable in the market and thus represent fair value measurements categorized within Level 3 of the fair value hierarchy under ASC 820. The goodwill recognized of $16.4 million is primarily attributed to synergies expected from combining the operations of TGE and CES. All the goodwill was assigned to our Gathering, Processing & Terminalling segment.
Actual revenue and net income attributable to TGE from CES of $2.4 million and $0.8 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the three months ended September 30, 2019. Actual revenue and net income attributable to TGE from CES of $4.5 million and $0.9 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the period from May 1, 2019 to September 30, 2019.

Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TGE for the three and nine months ended September 30, 2019 and 2018 is presented below as if the acquisition of CES had been completed on January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$226,709	$205,016	$640,377	$583,788
Net income attributable to TGE	$72,524	$60,641	$195,565	$78,695

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
Consolidation of BNN Colorado Water
At December 31, 2018, the assets acquired and liabilities assumed as a result of the consolidation of BNN Colorado Water, LLC ("BNN Colorado") were recorded at provisional amounts based on the preliminary purchase price allocation. No adjustments were made to these provisional amounts and the allocation of assets acquired and liabilities assumed in the acquisition was considered final as of June 30, 2019.
Acquisition of NGL Water Solutions Bakken
In November 2018, we acquired 100% of the membership interests in NGL Water Solutions Bakken, LLC ("NGL Water Solutions Bakken"), a produced water disposal system in the Bakken basin, for cash consideration of approximately $91.0 million, subject to working capital adjustments. NGL Water Solutions Bakken was subsequently merged into BNN North Dakota, LLC ("BNN North Dakota"). The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.

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
4. Related Party Transactions
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Processing and other revenues (1)	$2,020	$1,838	$5,830	$5,603
Cost of transportation services (2)	$210	$—	$730	$—

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for crude oil storage and terminalling services provided by Powder River Gateway.

Details of balances with affiliates included in "Accounts receivable, net" in the condensed consolidated balance sheets are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$2,900	$3,447
Powder River Gateway, LLC	379	—
Pawnee Terminal, LLC	100	115
Iron Horse Pipeline, LLC	—	186
Total receivable from related parties	$3,379	$3,748

Details of gas imbalances with affiliated shippers included in "Prepayments and other current assets" and "Other current liabilities" in the condensed consolidated balance sheets are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Affiliate gas imbalance receivables	$30	$19
Affiliate gas imbalance payables	$875	$742

5. Inventory
The components of inventory at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Crude oil	$30,158	$23,205
Materials and supplies	7,747	8,206
Gas in underground storage	2,650	2,740
Natural gas liquids	473	165
Total inventory	$41,028	$34,316

6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Crude oil pipelines	$1,365,353	$1,313,976
Gathering, processing and terminalling assets	970,749	889,168
Natural gas pipelines	624,489	607,343
General and other (1)	172,708	180,299
Construction work in progress	188,320	191,994
Accumulated depreciation and amortization	(456,512)	(380,351)
Total property, plant and equipment, net	$2,865,107	$2,802,429

(1)	Includes approximately $30.7 million of land associated with the PLT capital lease as discussed in Note 13 – Leases.

7. Investments in Unconsolidated Affiliates
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the nine months ended September 30, 2019, we recognized equity in earnings associated with our 75% membership interest in Rockies Express of $267.2 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $361.2 million and $49.9 million, respectively.
Summarized financial information for Rockies Express is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$233,010	$225,753	$696,094	$683,426
Operating income	$130,908	$127,119	$397,629	$385,831
Net income to Members	$100,968	$90,707	$322,212	$270,338

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
8. Goodwill
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the reporting period:

	Natural Gas Transportation	Gathering, Processing & Terminalling		Total
	(in thousands)
Balance at December 31, 2018	$255,558	$166,425		$421,983
Goodwill acquired	—	16,423	(1)	16,423
Other adjustments	—	2,955	(2)	2,955
Balance at September 30, 2019	$255,558	$185,803		$441,361

(1)	The $16.4 million of goodwill was recorded in connection with the acquisition of CES on May 1, 2019 as discussed further in Note 3 – Acquisitions.

(2)
The $3.0 million goodwill adjustment was recorded in connection with a purchase price allocation adjustment related to the NGL Water Solutions Bakken acquisition as discussed further in Note 3 – Acquisitions.

Annual Goodwill Impairment Analysis
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of fair value over carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31. We evaluate goodwill for impairment at the reporting unit level, which is the same as, or one level below, an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or proceeding directly to the quantitative impairment test depending on facts and circumstances of the reporting unit. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units according to the benefit received by the reporting unit at the date of acquisition. If we, after performing the qualitative assessment, determine it is "more likely than not" that the fair value of a reporting unit is greater than its carrying amount, then goodwill is not considered impaired. When goodwill is evaluated for impairment using the quantitative impairment test, the carrying amount of the reporting unit is compared to its fair value. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the reporting unit's fair value, then the reporting unit should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
We elected to apply the qualitative assessment option for one of our five reporting units during our 2019 annual goodwill impairment testing. In conducting the qualitative assessment we considered relevant factors and circumstances that affect the fair value or carrying amount of the reporting entity. Such factors included changes in discount rates, projected cash flows, macroeconomic considerations, industry and market considerations, overall financial performance, prior quantitative results, and entity and reporting unit specific events. For this reporting unit, the results of the qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeds its book value. As such, we did not perform a quantitative impairment analysis, and we concluded that no impairment was indicated as of August 31, 2019.
For the remaining four reporting units, we did not elect to apply the qualitative assessment option and instead we proceeded directly to the quantitative impairment test. We compared the fair value of the reporting units with their respective book values, including goodwill, by using an income approach based on a discounted cash flow analysis. The fair value of the reporting units was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates, maintenance capital expenditures, and the weighted average cost of capital. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For these reporting units, the results of the quantitative impairment test indicated no impairment as the fair value of each reporting unit was greater than its respective book value. As a result, in accordance with the Codification guidance, we did not record a goodwill impairment during the nine months ended September 30, 2019. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
Approximately $79.2 million of goodwill is allocated to the Midstream Facilities reporting unit, which is a component of our Gathering, Processing & Terminalling segment. As a result of current market conditions, certain producers from which the Midstream Facilities reporting unit receives natural gas for processing have recently indicated that they currently expect to deliver lower volumes than previously anticipated. The results of the Midstream Facilities reporting unit's impairment testing as of August 31, 2019 indicate that the fair value of the reporting unit exceeds the carrying value by approximately 17%. As a result, no impairment charge was recorded, however our analysis includes assumptions of a gradual recovery of commodity prices and a corresponding increase in volumes over time. If our outlook is not realized, or our producers further decrease volumes, we may recognize an impairment in the future.
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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(in thousands)
Crude oil derivative contracts	Prepayments and other current assets	$4,015	$3,526
Crude oil derivative contracts	Other current liabilities	$454	$1,642

As of September 30, 2019, the amounts shown represent the fair value of crude oil derivative contracts for the forward purchase of 2,157,325 and the forward sale of 4,349,000 barrels of crude oil consisting of fixed price and floating price contracts, which will settle throughout 2019 and 2020. As of December 31, 2018, the amounts shown represent the fair value of crude oil derivative contracts for the forward purchase of 2,105,146 and the forward sale of 1,274,500 barrels of crude oil consisting of fixed price and floating price contracts, which will settle throughout 2019.
Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and nine months ended September 30, 2019 and 2018:

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$14,574	$9,435	$40,631	$16,665

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
Our derivative contracts are entered into with counterparties through central trading organizations such as futures, options or stock exchanges or counterparties outside of central trading organizations. While we typically enter into derivative transactions with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil derivative contracts at September 30, 2019 was:

Asset Position
(in thousands)
Gross	$4,015
Netting agreement impact	—
Cash collateral held	—
Net exposure	$4,015

As of September 30, 2019, we had $0.5 million of cash in margin accounts in support of our commodity derivative contracts. As of December 31, 2018, we did not have any cash in margin accounts in support of our commodity derivative contracts.

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
The following table summarizes the fair value measurements of our derivative contracts as of September 30, 2019 and December 31, 2018, based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2019:
Crude oil derivative contracts	$4,015	$—	$4,015	$—
As of December 31, 2018:
Crude oil derivative contracts	$3,526	$—	$3,526	$—
		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2019:
Crude oil derivative contracts	$454	$—	$454	$—
As of December 31, 2018:
Crude oil derivative contracts	$1,642	$—	$1,642	$—

10. Long-term Debt
Our long-term debt is held at TEP and consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facility	$1,467,000	$1,224,000
4.75% senior notes due October 1, 2023	500,000	500,000
5.50% senior notes due September 15, 2024	750,000	750,000
5.50% senior notes due January 15, 2028	750,000	750,000
Less: Deferred financing costs, net (1)	(18,848)	(21,421)
Plus: Unamortized premium on 2028 Notes	3,116	3,379
Total long-term debt, net	$3,451,268	$3,205,958

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
The 2023 Notes, 2024 Notes, and 2028 Notes are together referred to as the "Senior Notes." As of September 30, 2019, TEP was in compliance with the covenants required under the Indentures.
Revolving Credit Facility
The following table sets forth the available borrowing capacity under our revolving credit facility as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Total capacity under the revolving credit facility	$2,250,000	$2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,467,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	$782,906	$1,025,906

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
As of September 30, 2019, TEP was in compliance with the covenants required under its revolving credit facility. As of September 30, 2019, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 3.54%. During the nine months ended September 30, 2019, the weighted average effective interest rate under the revolving credit facility, including the interest on outstanding borrowings under the revolving credit facility, commitment fees, and amortization of deferred financing costs, was 4.35%.

Fair Value
The following table sets forth the carrying amount and fair value of long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of September 30, 2019:
Revolving credit facility	$—	$1,467,000	$—	$1,467,000	$1,467,000
2023 Notes	$—	$502,135	$—	$502,135	$495,466
2024 Notes	$—	$748,305	$—	$748,305	$742,344
2028 Notes	$—	$735,998	$—	$735,998	$746,458
As of December 31, 2018:
Revolving credit facility	$—	$1,224,000	$—	$1,224,000	$1,224,000
2023 Notes	$—	$485,285	$—	$485,285	$494,603
2024 Notes	$—	$737,745	$—	$737,745	$741,196
2028 Notes	$—	$726,503	$—	$726,503	$746,159

The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of September 30, 2019 and December 31, 2018, the fair value of borrowings under the revolving credit facility approximates the carrying amount of the borrowings using a discounted cash flow analysis. The Senior Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the Senior Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to September 30, 2019.
11. Partnership Equity
TGE Dividends to Holders of Class A Shares
The following table details the dividends for the periods indicated:

Three Months Ended	Date Paid	Dividends to Class A Shareholders	Dividends per Class A Share
		(in thousands, except per share amounts)
September 30, 2019	November 14, 2019 (1)	$98,559	$0.5500
June 30, 2019	August 14, 2019	96,767	0.5400
March 31, 2019	May 15, 2019	94,975	0.5300
December 31, 2018	February 14, 2019	81,304	0.5200
September 30, 2018	November 14, 2018	79,717	0.5100
June 30, 2018	August 14, 2018	77,052	0.4975
March 31, 2018	May 15, 2018	28,316	0.4875

(1)	The dividend announced on October 10, 2019 for the third quarter of 2019 will be paid on November 14, 2019 to Class A shareholders of record at the close of business on October 31, 2019.

Exchange Rights
Our current Class B shareholders (collectively, the "Exchange Right Holders") own an equal number of Tallgrass Equity units. The Exchange Right Holders, and any permitted transferees of their Tallgrass Equity units, each have the right to exchange all or a portion of their Tallgrass Equity units for Class A shares at an exchange ratio of one Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. The Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares are transferred by the exercising party to us. Upon such exchange, we will cancel the Class B shares received from the exercising party. During the nine months ended September 30, 2019, 21,751,018 Class A shares were issued and an equal number of Class B shares were cancelled as a result of the exercise of the Exchange Right.
Following the Blackstone Acquisition that closed on March 11, 2019 discussed in Note 1 – Description of Business, the Exchange Rights Holders consist of certain of the Sponsor Entities and certain members of our management.
Noncontrolling Interests
As of September 30, 2019, noncontrolling interests in our subsidiaries consisted of a 36.30% interest in Tallgrass Equity held by the Exchange Right Holders, as well as noncontrolling interests in certain subsidiaries held by unaffiliated third parties, including an approximate 40% membership interest in Deeprock Development, LLC ("Deeprock Development"), an approximate 25% membership interest in BNN West Texas, LLC ("BNN West Texas"), a 37% membership interest in BNN Colorado, a 20% common membership interest in PLT, and an approximate 8% membership interest in BNN Eastern. During the nine months ended September 30, 2019, we recognized contributions from and distributions to noncontrolling interests of $2.3 million and $178.9 million, respectively. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $173.7 million and distributions to Deeprock Development, BNN West Texas, and BNN Colorado noncontrolling interests of $5.2 million in the aggregate.
During the nine months ended September 30, 2018, we recognized contributions from and made distributions to noncontrolling interests of $0.2 million and $262.9 million, respectively. Distributions to noncontrolling interests consisted of Tallgrass Equity distributions to the Exchange Right Holders of $160.6 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $4.6 million in the aggregate.
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

Share-Based Compensation
The Blackstone Acquisition discussed in Note 1 – Description of Business constituted a change in control event under certain Equity Participation Share agreements outstanding under the LTIP plan, resulting in the accelerated vesting of 1,092,637 Class A shares (net of tax withholding of approximately 543,909 Class A shares) with a weighted average grant date fair value of $18.82. These Class A shares were issued in April 2019. The accelerated vesting resulted in the recognition of equity-based compensation costs of $12.5 million in "General and administrative" costs in the condensed consolidated statements of income during the nine months ended September 30, 2019. In addition, 1,796,400 Equity Participation Shares with a weighted average grant date fair value of $15.19 were granted during the nine months ended September 30, 2019.

12. Revenue from Contracts with Customers
Disaggregated Revenue
A summary of our revenue by line of business is as follows:

	Three Months Ended September 30, 2019
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$111,572	$—	$—	$111,572
Natural gas transportation - firm service	30,066	—	—	(490)	29,576
Water business services	—	—	31,311	—	31,311
Natural gas gathering & processing fees	—	—	7,021	—	7,021
All other (1)	2,742	15,215	5,425	(18,836)	4,546
Total service revenue	32,808	126,787	43,757	(19,326)	184,026
Natural gas liquids sales	—	—	16,256	—	16,256
Natural gas sales	—	—	8,932	—	8,932
Crude oil sales	—	—	138	—	138
Total commodity sales revenue	—	—	25,326	—	25,326
Total revenue from contracts with customers	32,808	126,787	69,083	(19,326)	209,352
Other revenue (2)	—	—	21,760	(4,403)	17,357
Total revenue (3)	$32,808	$126,787	$90,843	$(23,729)	$226,709

	Nine Months Ended September 30, 2019
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$306,288	$—	$—	$306,288
Natural gas transportation - firm service	94,571	—	—	(1,374)	93,197
Water business services	—	—	80,896	—	80,896
Natural gas gathering & processing fees	—	—	18,431	—	18,431
All other (1)	8,831	45,723	12,689	(54,584)	12,659
Total service revenue	103,402	352,011	112,016	(55,958)	511,471
Natural gas liquids sales	—	—	46,303	—	46,303
Natural gas sales	119	—	24,441	—	24,560
Crude oil sales	—	4,730	384	—	5,114
Total commodity sales revenue	119	4,730	71,128	—	75,977
Total revenue from contracts with customers	103,521	356,741	183,144	(55,958)	587,448
Other revenue (2)	—	—	62,495	(14,358)	48,137
Total revenue (3)	$103,521	$356,741	$245,639	$(70,316)	$635,585

	Three Months Ended September 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$100,614	$—	$—	$100,614
Natural gas transportation - firm service	31,070	—	—	(793)	30,277
Water business services	—	—	12,837	—	12,837
Natural gas gathering & processing fees	—	—	6,631	—	6,631
All other (1)	2,551	13,321	6,709	(17,636)	4,945
Total service revenue	33,621	113,935	26,177	(18,429)	155,304
Natural gas liquids sales	—	—	26,201	—	26,201
Natural gas sales	456	—	5,517	—	5,973
Crude oil sales	—	2,315	147	—	2,462
Total commodity sales revenue	456	2,315	31,865	—	34,636
Total revenue from contracts with customers	34,077	116,250	58,042	(18,429)	189,940
Other revenue (2)	—	—	13,570	(3,190)	10,380
Total revenue (3)	$34,077	$116,250	$71,612	$(21,619)	$200,320

	Nine Months Ended September 30, 2018
	Natural Gas Transportation segment	Crude Oil Transportation segment	Gathering, Processing, & Terminalling segment	Corporate and Other	Total Revenue
	(in thousands)
Crude oil transportation - committed shipper revenue	$—	$286,594	$—	$—	$286,594
Natural gas transportation - firm service	96,166	—	—	(4,074)	92,092
Water business services	—	—	38,246	—	38,246
Natural gas gathering & processing fees	—	—	17,429	—	17,429
All other (1)	8,240	26,124	18,809	(36,832)	16,341
Total service revenue	104,406	312,718	74,484	(40,906)	450,702
Natural gas liquids sales	—	—	77,287	—	77,287
Natural gas sales	802	—	17,907	—	18,709
Crude oil sales	—	6,290	515	—	6,805
Total commodity sales revenue	802	6,290	95,709	—	102,801
Total revenue from contracts with customers	105,208	319,008	170,193	(40,906)	553,503
Other revenue (2)	—	—	28,869	(9,369)	19,500
Total revenue (3)	$105,208	$319,008	$199,062	$(50,275)	$573,003

(1)	Includes revenue from crude oil terminal services, interruptible natural gas transportation and storage, and natural gas park and loan service.

(2)	Includes lease and derivative revenue not subject to ASC 606.

(3)
Excludes revenue recognized at unconsolidated investments, including revenue recognized at Rockies Express of $233.0 million and $696.1 million for the three and nine months ended September 30, 2019, respectively, and $225.8 million and $683.4 million for the three and nine months ended September 30, 2018, respectively. See Note 7 – Investments in Unconsolidated Affiliates for additional information about our investment in Rockies Express.

Performance Obligations
On September 30, 2019, we had $1.4 billion of remaining performance obligations at our consolidated subsidiaries, which we refer to as total backlog. Total backlog includes performance obligations under long-term crude oil transportation contracts with committed shippers, natural gas firm transportation and firm storage contracts, and certain water business service contracts with minimum volume commitments, and excludes variable consideration that is not estimated at contract inception, as discussed further below. We expect to recognize the total backlog during the remainder of 2019 and future periods as follows (in thousands):

Year	Estimated Revenue
2019 – remaining	$126,248
2020	407,639
2021	219,345
2022	213,821
2023	176,480
Thereafter	259,331
Total	$1,402,864

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

We also recognize contract liabilities, in the form of deferred revenue, in the Gathering, Processing & Terminalling segment under certain water business services contracts subject to minimum volume commitments. We receive deficiency payments for volumes committed by the customer in a month but not physically delivered to the customer or received by us for disposal. These deficiencies are charged at the contracted rate per barrel and recorded as a contract liability until the barrels are received from the customer for disposal, or when the likelihood that the customer will utilize the deficiency balance becomes remote.
Contract balances at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable from contracts with customers	$83,712	$80,935
Other accounts receivable (1)	159,202	151,414
Receivable from related parties	3,379	3,748
Accounts receivable, net	$246,293	$236,097

Deferred revenue from contracts with customers (2)	$125,198	$111,095

(1)	Other accounts receivable primarily consists of receivables under crude oil forward purchase and sale arrangements that are accounted for as derivatives under ASC 815.

(2)
Revenue recognized during the three and nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $10.5 million and $17.0 million, respectively. This revenue primarily represented the utilization of shipper deficiencies at Pony Express.

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
For the three and nine months ended September 30, 2019, operating lease cost was $0.5 million and $1.0 million, respectively. For the nine months ended September 30, 2019, cash paid included in operating cash flows was $0.9 million. During these periods the existing finance lease did not have any lease payments or variable lease cost.

Supplemental information related to our existing leases as of September 30, 2019 was as follows:

	Balance Sheet Location	September 30, 2019
Operating Leases:		(in thousands, except lease term and discount rate)
Operating lease right-of-use assets	Deferred charges and other assets	$11,673	(1)
Current operating lease liabilities	Other current liabilities	$1,239	(1)
Non-current operating lease liabilities	Other long-term liabilities and deferred credits	$10,496	(1)

Finance Leases:
Finance lease right-of-use asset (2)	Property, plant and equipment, net	$30,704

Weighted Average Remaining Lease Term:
Operating leases		15.6 years
Finance leases		39.2 years

Weighted Average Discount Rate:
Operating leases		5.88%
Finance leases		7.01%

(1)
Includes right-of-use asset of approximately $9.0 million and current and non-current lease liabilities of $0.1 million and $8.9 million, respectively, related to Guernsey Terminal capacity that we lease from Powder River Gateway.

(2)	PLT satisfied the initial capital lease obligation of $30.7 million at lease inception and as a result has no outstanding liability or imputed interest on the future minimum rental commitments.
Maturities of lease liabilities as of September 30, 2019 were as follows:

Year	Operating Leases	Finance Leases (1)
	(in thousands)
2019 – remaining	$481	$449
2020	1,913	449
2021	1,315	449
2022	972	449
2023	895	449
Thereafter	13,385	17,770
Total lease payments	18,961	20,015
Less: discounting for present value and other adjustments	(7,226)	(20,015)
Present value of lease liabilities	$11,735	$—

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

Under various lease agreements, Tallgrass Midstream, LLC ("TMID"), as lessor, leases capacity on NGL pipelines that were constructed for third parties, and Deeprock Development, as lessor, leases capacity at certain of its storage facilities. Rental income for these arrangements was approximately $2.6 million and $7.3 million for the three and nine months ended September 30, 2019, respectively, and was recorded as "Processing and other revenues" in the condensed consolidated statements of income. Under a lease agreement initially effective November 13, 2012, Tallgrass Interstate Gas Transmission, LLC ("TIGT"), as lessor, leases a portion of its office space to a third party. Rental income was approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and was recorded as "Other income, net" in the condensed consolidated statements of income.
At September 30, 2019, future minimum rental income under non-cancelable operating leases as the lessor were as follows:

Year	Total
(in thousands)
2019 - remaining	$2,374
2020	5,613
2021	3,773
2022	3,773
2023	3,773
Thereafter	7,353
Total	$26,659

Information as of December 31, 2018 under historical lease accounting guidance:
At December 31, 2018, our future minimum rental commitments under major, non-cancelable leases were as follows:

Year	Operating Leases	Capital Lease
	(in thousands)
2019	$1,074	$449
2020	922	449
2021	483	449
2022	240	449
2023	147	449
Thereafter	364	17,770
Total	$3,230	$20,015

14. Net Income per Class A Share
Basic net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of TGE. Accordingly, basic and diluted net income per Class B share has not been presented.
Diluted net income per Class A share is determined by dividing net income attributable to TGE by the weighted average number of outstanding diluted Class A shares during the period. For purposes of calculating diluted net income per Class A share, we considered the impact of possible future exercises of the Exchange Right by the Exchange Right Holders on both net income attributable to TGE and the diluted weighted average number of Class A shares outstanding. The Exchange Right Holders refers to the group of persons who collectively own all of TGE's outstanding Class B shares and an equivalent number of Tallgrass Equity units. The Exchange Right Holders are entitled to exercise the right to exchange their Tallgrass Equity units (together with an equivalent number of TGE Class B shares) for TGE Class A shares at an exchange ratio of one TGE Class A share for each Tallgrass Equity unit exchanged, which we refer to as the Exchange Right. As of September 30, 2019, the Exchange Right Holders primarily consist of certain of the Sponsor Entities and certain members of our management.

Pursuant to the TGE partnership agreement and the Tallgrass Equity limited liability company agreement, our capital structure and the capital structure of Tallgrass Equity will generally replicate one another in order to maintain the one-for-one exchange ratio between the Tallgrass Equity units and Class B shares, on the one hand, and our Class A shares, on the other hand. As a result, the exchange of any Class B shares for Class A shares does not have a dilutive effect on basic net income per Class A share. However, for the three and nine months ended September 30, 2019 and 2018, the assumed issuance of TGE Equity Participation Shares would have had a dilutive effect on basic net income per Class A share as shown in the table below.
The following table illustrates the calculation of net income per Class A share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Basic Net Income per Class A Share
Net income attributable to TGE	$72,524	$59,550	$194,730	$77,348
Basic weighted average Class A Shares outstanding	179,197	155,001	173,322	91,183
Basic net income per Class A share	$0.40	$0.38	$1.12	$0.85
Diluted Net Income per Class A Share
Net income attributable to TGE	$72,524	$59,550	$194,730	$77,348
Incremental net income attributable to TGE including the effect of the assumed issuance of Equity Participation Shares	264	304	801	1,097
Net income attributable to TGE including incremental net income from assumed issuance of Equity Participation Shares	$72,788	$59,854	$195,531	$78,445
Basic weighted average Class A Shares outstanding	179,197	155,001	173,322	91,183
Equity Participation Shares equivalent shares	958	1,087	1,434	1,478
Diluted weighted average Class A Shares outstanding	180,155	156,088	174,756	92,661
Diluted net income per Class A Share	$0.40	$0.38	$1.12	$0.85

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
Pony Express
Pony Express Local and Volume Incentive Rate Filing - FERC Docket No. IS20-3-000
On October 1, 2019, Pony Express filed with the FERC to establish three volume incentive programs that provide uncommitted shippers the ability to access lower rates depending on the volumes shipped. The establishment of the volume incentive programs caused a corresponding reduction in committed shipper rates from Guernsey, Wyoming to destinations in Kansas and Oklahoma. Pony Express proposed an effective date of November 1, 2019 for these changes.
Rockies Express
Cheyenne Hub Enhancement Project - FERC Docket No. CP18-103-000
On March 2, 2018, Rockies Express submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity authorizing the construction and operation of certain booster compressor units and ancillary facilities located at the Cheyenne Hub in Weld County, Colorado that will enable Rockies Express to provide a new hub service allowing for firm receipts and deliveries between Rockies Express and certain other interconnected pipelines at the Cheyenne Hub. Rockies Express filed this certificate application in conjunction with a concurrently filed certificate application by Cheyenne Connector, LLC ("Cheyenne Connector") for the Cheyenne Connector Pipeline Project further described below. The comment period for the Cheyenne Hub Enhancement Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Rockies Express has also responded to data requests from the FERC's relevant program offices. On October 11, 2018, the FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project. On December 18, 2018, the FERC issued the Environmental Assessment. On September 20, 2019, the FERC issued an order approving the application. A notice to proceed with construction was issued on October 8, 2019.
Cheyenne Connector
Cheyenne Connector Pipeline Project - FERC Docket No. CP18-102-000
On March 2, 2018, Cheyenne Connector, an indirect subsidiary of TGE, submitted an application pursuant to section 7(c) of the NGA for a certificate of public convenience and necessity to construct and operate a 70-mile, 36-inch pipeline to transport natural gas from multiple gas processing plants in Weld County, Colorado to Rockies Express' Cheyenne Hub. The comment period for the Cheyenne Connector Pipeline Project closed on April 9, 2018. To date, various comments have been filed by market participants and others regarding the proposed project. Cheyenne Connector has also responded to data requests from the FERC's relevant program offices. On October 11, 2018, the FERC issued a Notice of Schedule of Environmental Review setting December 18, 2018 as the date of issuance of the Environmental Assessment and March 18, 2019 as the deadline for decisions by other federal agencies on requests for authorizations for the proposed project. On December 18, 2018, the FERC issued the Environmental Assessment. On September 20, 2019, the FERC issued an order approving the application. A notice to proceed with construction was issued on October 8, 2019.
TIGT
Pre-Filing Settlement - FERC Docket No. RP19-423-001
On May 1, 2019, TIGT filed a contested pre-filing settlement that, consistent with Article II.B.1 of the 2016 rate case settlement approved in Docket No. RP16-137-000, satisfies TIGT's mandatory rate case filing requirement under Article II.B.1 of such settlement. The pre-filing settlement establishes, among other things, settlement rates reflecting an overall decrease to recourse rates, contract extensions for maximum recourse rate firm contracts through May 31, 2023, and a rate moratorium period through May 31, 2023. The settlement also requires that TIGT file a new NGA Section 4 general rate case on June 1, 2023, provided that TIGT has not preempted this mandatory filing requirement by filing on or before June 1, 2023 for approval of a new pre-filing settlement. TIGT has also requested that the FERC terminate the pending Form No. 501-G proceeding in Docket No. RP19-423-000 upon approval of the pre-filing settlement. On September 24, 2019, the FERC issued an order establishing settlement judge procedures to afford the parties an opportunity to resolve contested issues via settlement. On October 15, 2019, the party contesting the settlement notified the FERC that it no longer objects to the settlement, it has reached a mutually agreeable accommodation with TIGT, and settlement judge procedures are not required. Further action by the FERC on the settlement is pending.
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
In March 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established the procedural time standards for the administrative law judge hearing, with the hearing currently scheduled to begin in January 2020. On October 2, 2019, a settlement in principle was reached with all parties in the proceeding. The settlement in principle is subject to certification by the Presiding Administrative Law Judge and approval of the FERC.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of September 30, 2019 or December 31, 2018.
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
Ohio Public Utility Excise Tax
The Ohio Tax Commissioner has assessed Rockies Express a public utility excise tax on transactions concerning product that entered and exited Rockies Express within the state of Ohio. This tax applies to gross receipts from all business conducted within the state, but exempts all receipts derived wholly from interstate business. Rockies Express has disputed any obligation to pay Ohio's public utility excise tax, but has paid the taxes as assessed in order to preserve its right to appeal. The dispute is currently pending before the Ohio Supreme Court, with a final decision anticipated by early 2020. It is Rockies Express' position that the relevant statute exempts receipts derived wholly from interstate business from the public utility excise tax. The Ohio Supreme Court and the United States Supreme Court have both held that, once it enters an interstate pipeline, natural gas is moving in "interstate commerce" for the duration of its journey until it is delivered to a local distribution system.
As of September 30, 2019, Rockies Express has paid public utility excise taxes to the state of Ohio totaling $7.1 million and has accrued an additional $7.1 million for amounts expected to be assessed for the period from May 1, 2018 through September 30, 2019. While it is difficult to accurately predict how the Ohio Supreme Court will decide the case, Rockies Express is optimistic about the ultimate outcome and has recorded a $14.2 million asset representing the anticipated refund of the public utility excise taxes assessed.

Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We currently believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $6.4 million and $7.4 million at September 30, 2019 and December 31, 2018, respectively.
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
Gathering, Processing & Terminalling. The Gathering, Processing & Terminalling segment is engaged in the ownership and operation of natural gas gathering and processing facilities that produce NGLs and residue gas sold in local wholesale markets or delivered into pipelines for transportation to additional end markets; our crude oil terminal services; water business services provided primarily to the oil and gas exploration and production industry; the transportation of NGLs; and Stanchion. The Gathering, Processing & Terminalling segment includes our 51% membership interest in Pawnee Terminal, LLC ("Pawnee Terminal").
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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$32,808	$(490)	$32,318	$34,077	$(816)	$33,261
Crude Oil Transportation	126,787	(14,415)	112,372	116,250	(13,579)	102,671
Gathering, Processing & Terminalling	90,843	(8,824)	82,019	71,612	(7,224)	64,388
Corporate and Other	—	—	—	—	—	—
Total revenue	$250,438	$(23,729)	$226,709	$221,939	$(21,619)	$200,320

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$103,521	$(1,391)	$102,130	$105,208	$(4,136)	$101,072
Crude Oil Transportation	356,741	(44,774)	311,967	319,008	(26,323)	292,685
Gathering, Processing & Terminalling	245,639	(24,151)	221,488	199,062	(19,816)	179,246
Corporate and Other	—	—	—	—	—	—
Total revenue	$705,901	$(70,316)	$635,585	$623,278	$(50,275)	$573,003

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$142,158	$(1,163)	$140,995	$121,433	$(1,460)	$119,973
Crude Oil Transportation	88,202	(4,527)	83,675	87,567	(5,008)	82,559
Gathering, Processing & Terminalling	35,611	5,690	41,301	13,679	6,468	20,147
Corporate and Other	(2,203)	—	(2,203)	(2,317)	—	(2,317)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			86,349			76,268
Non-cash gain related to derivative instruments (1)			1,928			2,993
Gain on disposal of assets (1)			—			279
Less:
Interest expense, net (1)			(41,630)			(34,019)
Depreciation and amortization expense (1)			(31,500)			(27,356)
Distributions from unconsolidated investments (1)			(129,122)			(100,720)
Non-cash compensation expense (1)			(2,951)			(2,767)
Deficiency payments, net (1)			2,329			(3,468)
Loss on debt retirement			—			(2,245)
Income tax expense (1)			(22,563)			(11,997)
Net income attributable to Exchange Right Holders			(54,084)			(57,780)
Net income attributable to TGE			$72,524			$59,550

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Tallgrass Equity Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$425,286	$(3,253)	$422,033	$253,169	$(2,940)	$250,229
Crude Oil Transportation	258,900	(17,681)	241,219	150,943	(3,857)	147,086
Gathering, Processing & Terminalling	87,380	20,934	108,314	30,002	6,797	36,799
Corporate and Other	(7,771)	—	(7,771)	(20,819)	—	(20,819)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments (1)			273,883			153,235
Non-cash gain related to derivative instruments (1)			899			3,306
Gain on disposal of assets (1)			—			3,388
Less:
Interest expense, net (1)			(121,941)			(57,208)
Depreciation and amortization expense (1)			(94,819)			(45,794)
Distributions from unconsolidated investments (1)			(369,690)			(198,019)
Non-cash compensation expense (1)			(23,521)			(4,738)
Deficiency payments, net (1)			(14,241)			(7,205)
Loss on debt retirement			—			(2,245)
Income tax expense (1)			(61,606)			(35,498)
Net income attributable to Exchange Right Holders			(158,029)			(145,169)
Net income attributable to TGE			$194,730			$77,348

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

	Nine Months Ended September 30,
Capital Expenditures:	2019	2018
	(in thousands)
Natural Gas Transportation	$75,478	$96,290
Crude Oil Transportation	78,379	39,847
Gathering, Processing & Terminalling	66,411	125,866
Corporate and Other	5,194	3,070
Total capital expenditures	$225,462	$265,073

Assets:	September 30, 2019	December 31, 2018
	(in thousands)
Natural Gas Transportation	$2,624,490	$2,606,696
Crude Oil Transportation	1,758,450	1,423,740
Gathering, Processing & Terminalling	1,580,752	1,522,559
Corporate and Other	239,205	340,514
Total assets	$6,202,897	$5,893,509

18. Subsequent Events
Cheyenne Connector
On October 28, 2019, a subsidiary of DCP Midstream, LP ("DCP") exercised its option to purchase a 50% membership interest in Cheyenne Connector, which is currently developing the Cheyenne Connector Pipeline Project as discussed in Note 15 – Regulatory Matters. The closing of DCP's option is expected in the fourth quarter of 2019, subject to certain closing conditions. Following the closing, we will own a 50% membership interest and continue to operate the Cheyenne Connector joint venture.

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
Our operations are conducted through, and our operating assets are owned by, our direct and indirect subsidiaries, including Tallgrass Equity in which we directly own an approximate 63.70% membership interest as of October 30, 2019. We are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations.
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

Recent Developments
TGE Dividend Announced
On October 10, 2019, the Board of Directors of our general partner declared a cash dividend for the quarter ended September 30, 2019 of $0.5500 per Class A share. The distribution will be paid on November 14, 2019, to Class A shareholders of record on October 31, 2019.

Cheyenne Connector
On October 28, 2019, a subsidiary of DCP Midstream, LP ("DCP") exercised its option to purchase a 50% membership interest in Cheyenne Connector, which is currently developing the Cheyenne Connector Pipeline Project as discussed in Note 15 – Regulatory Matters. The closing of DCP's option is expected in the fourth quarter of 2019, subject to certain closing conditions. Following the closing, we will own a 50% membership interest and continue to operate the Cheyenne Connector joint venture.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Net income attributable to TGE
Net income attributable to TGE	$72,524	$59,550	$194,730	$77,348
Add:
Interest expense, net (1)	41,630	34,019	121,941	57,208
Depreciation and amortization expense (1)	31,500	27,356	94,819	45,794
Distributions from unconsolidated investments (1)	129,122	100,720	369,690	198,019
Non-cash compensation expense (1)(2)	2,951	2,767	23,521	4,738
Income tax expense (1)	22,563	11,997	61,606	35,498
Net income attributable to Exchange Right Holders	54,084	57,780	158,029	145,169
Loss on extinguishment of debt (1)	—	2,245	—	2,245
Less:
Equity in earnings of unconsolidated investments (1)	(86,349)	(76,268)	(273,883)	(153,235)
Deficiency payments, net (1)	(2,329)	3,468	14,241	7,205
Non-cash gain related to derivative instruments (1)	(1,928)	(2,993)	(899)	(3,306)
Gain on disposal of assets (1)	—	(279)	—	(3,388)
Tallgrass Equity Adjusted EBITDA	$263,768	$220,362	$763,795	$413,295
Reconciliation of Tallgrass Equity Adjusted EBITDA and Cash Available for Dividends to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$187,794	$135,131	$518,208	$466,391
Add:
Interest expense, net (1)	41,630	34,019	121,941	57,208
Other, including changes in operating working capital (1)	34,344	51,212	123,646	(110,304)
Tallgrass Equity Adjusted EBITDA	$263,768	$220,362	$763,795	$413,295
Less:
Cash interest cost (1)	(40,065)	(32,728)	(117,264)	(54,909)
Maintenance capital expenditures, net (1)	(13,017)	(4,638)	(30,410)	(8,409)
Current income tax expense (1)	(170)	—	(219)	—
Tallgrass Equity Cash Available for Dividends	$210,516	$182,996	$615,902	$349,977

(1)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.

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

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$13,674	$17,372	$50,580	$53,638
Add:
Depreciation and amortization expense (2)	5,004	4,861	14,911	8,199
Distributions from unconsolidated investment (2)	126,124	98,503	361,221	194,907
Less:
Other, net (2)	(2,644)	697	(1,426)	1,744
Adjusted EBITDA attributable to noncontrolling interests	—	—	—	(5,319)
Tallgrass Equity Segment Adjusted EBITDA	$142,158	$121,433	$425,286	$253,169
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$74,428	$69,295	$204,828	$181,536
Add:
Depreciation and amortization expense (2)	13,997	13,627	41,440	22,928
Distributions from unconsolidated investment	1,328	—	3,439	—
Less:
Deficiency payments, net (2)	(1,551)	4,645	9,193	6,893
Adjusted EBITDA attributable to noncontrolling interests	—	—	—	(60,414)
Tallgrass Equity Segment Adjusted EBITDA	$88,202	$87,567	$258,900	$150,943
Reconciliation of Tallgrass Equity Adjusted EBITDA to Operating Income in the Gathering, Processing & Terminalling Segment (1)
Operating income	$23,703	$9,680	$44,309	$38,707
Add:
Depreciation and amortization expense (2)	11,714	7,688	35,969	12,836
Distributions from unconsolidated investments (2)	1,670	2,217	5,030	3,112
Deficiency payments, net (2)	2,103	(1,566)	7,150	(343)
Other, net (2)	239	314	175	314
Less:
Non-cash gain related to derivative instruments (2)	(1,928)	(2,993)	(899)	(3,306)
Adjusted EBITDA attributable to noncontrolling interests	(1,890)	(1,382)	(4,354)	(17,930)
Gain on disposal of assets (2)	—	(279)	—	(3,388)
Tallgrass Equity Segment Adjusted EBITDA	$35,611	$13,679	$87,380	$30,002
Total Tallgrass Equity Segment Adjusted EBITDA	$265,971	$222,679	$771,566	$434,114
Corporate general and administrative costs	(2,203)	(2,317)	(7,771)	(20,819)
Total Tallgrass Equity Adjusted EBITDA	$263,768	$220,362	$763,795	$413,295

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.

(2)	Net of noncontrolling interest associated with less than wholly-owned subsidiaries of Tallgrass Equity.
Results of Operations
The following provides a summary of our average daily operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Natural Gas Transportation Segment:
TIGT and Trailblazer average firm contracted volumes (MMcf/d) (1)	1,809	1,519	1,835	1,640
Rockies Express average firm contracted volumes (MMcf/d) (2)	4,154	4,099	4,184	4,102
Crude Oil Transportation Segment:
Pony Express average contracted capacity (Bbls/d)	310,172	308,580	310,234	306,382
Pony Express average throughput (Bbls/d)	365,342	340,283	349,660	326,266
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	130	128	115	121
Freshwater average volumes (Bbls/d)	90,100	—	69,789	23,398
Produced water gathering and disposal average volumes (Bbls/d)	203,254	94,445	184,550	90,293

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

(2)	Volumes transported under long-term firm fee contracts.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$112,126	$100,226	$306,738	$286,130
Natural gas transportation services	30,312	30,953	96,173	94,623
Sales of natural gas, NGLs, and crude oil	39,902	44,072	116,609	119,467
Processing and other revenues	44,369	25,069	116,065	72,783
Total Revenues	226,709	200,320	635,585	573,003
Operating Costs and Expenses:
Cost of sales	17,664	28,556	56,217	82,601
Cost of transportation services	19,103	12,588	53,929	35,672
Operations and maintenance	22,657	18,011	64,175	52,850
Depreciation and amortization	31,797	27,595	95,778	81,408
General and administrative	21,439	16,015	72,426	53,526
Taxes, other than income taxes	8,183	7,750	26,892	25,091
(Gain) loss on disposal of assets	—	(279)	242	(9,417)
Total Operating Costs and Expenses	120,843	110,236	369,659	321,731
Operating Income	105,866	90,084	265,926	251,272
Other Income (Expense):
Equity in earnings of unconsolidated investments	86,349	76,268	273,883	222,857
Interest expense, net	(41,625)	(34,019)	(121,925)	(95,062)
Other income (expense), net	476	(1,624)	851	(843)
Total Other Income (Expense)	45,200	40,625	152,809	126,952
Net income before tax	151,066	130,709	418,735	378,224
Income tax expense	(22,577)	(11,997)	(61,624)	(35,498)
Net income	128,489	118,712	357,111	342,726
Net income attributable to noncontrolling interests	(55,965)	(59,162)	(162,381)	(265,378)
Net income attributable to TGE	$72,524	$59,550	$194,730	$77,348
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. Total revenues were $226.7 million for the three months ended September 30, 2019, compared to $200.3 million for the three months ended September 30, 2018, which represents an increase of $26.4 million, or 13%, in total revenues. The overall increase was largely driven by increased revenues of $19.2 million and $10.5 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by a $2.1 million increase in eliminations of intersegment revenue and decreased revenues of $1.3 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $120.8 million for the three months ended September 30, 2019 compared to $110.2 million for the three months ended September 30, 2018, which represents an increase of $10.6 million, or 10%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $5.4 million, $5.2 million, and $2.4 million in the Crude Oil Transportation, Gathering, Processing & Terminalling and Natural Gas Transportation segments, respectively, partially offset by decreased operating costs and expenses of $2.4 million in the Corporate and Other segment, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $2.1 million increase in eliminations of intersegment operating costs and expenses.

Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $86.3 million and $76.3 million for the three months ended September 30, 2019 and 2018, respectively. Equity in earnings of unconsolidated investments of $86.3 million for the three months ended September 30, 2019 primarily reflects our portion of earnings and the $8.5 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as equity in earnings related to our 51% membership interests in Pawnee Terminal and Powder River Gateway of $1.6 million and $0.6 million, respectively. Equity in earnings of unconsolidated investments of $76.3 million for the three months ended September 30, 2018 primarily reflects our portion of earnings and the $9.0 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as $1.4 million of equity in earnings related to our 51% membership interest in Pawnee Terminal. The overall increase was primarily driven by a $7.2 million increase in equity in earnings from Rockies Express primarily due to increased west-end and east-end incremental revenue and lower interest expense due to the refinancing of Rockies Express' $525 million of 6.00% senior notes due January 15, 2019.
Interest expense, net. Interest expense of $41.6 million for the three months ended September 30, 2019 was primarily composed of interest and fees associated with the TEP revolving credit facility and Senior Notes. Interest expense of $34.0 million for the three months ended September 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes and 2028 Notes. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2018 and 2019 acquisitions, as well as the higher borrowing rate on the Senior Notes, the proceeds of which were used to repay borrowings under TEP's revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended September 30, 2019 was $0.5 million. Other expense of $1.6 million for the three months ended September 30, 2018 included a $2.2 million loss on debt retirement associated with the write off of deferred financing costs associated with an amendment to the TEP revolving credit facility and the termination of the Tallgrass Equity revolving credit facility.
Income tax expense. Income tax expense for the three months ended September 30, 2019 was $22.6 million, compared to income tax expense of $12.0 million for the three months ended September 30, 2018. The increase in income tax expense was primarily due to the exercise of the Exchange Right effective March 11, 2019 and the resulting increase in income allocated to TGE.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues. Total revenues were $635.6 million for the nine months ended September 30, 2019, compared to $573.0 million for the nine months ended September 30, 2018, which represents an increase of $62.6 million, or 11%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $46.6 million and $37.7 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by a $20.0 million increase in eliminations of intersegment revenue and decreased revenues of $1.7 million in the Natural Gas Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $369.7 million for the nine months ended September 30, 2019 compared to $321.7 million for the nine months ended September 30, 2018, which represents an increase of $47.9 million, or 15%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $41.0 million, $14.4 million, and $1.4 million in the Gathering, Processing & Terminalling, Crude Oil Transportation, and Natural Gas Transportation segments, respectively, partially offset by decreased operating costs and expenses of $8.9 million in the Corporate and Other segment, as discussed further below. The decrease in Corporate and Other expenses was primarily driven by a $20.0 million increase in eliminations of intersegment operating costs and expenses, partially offset by a $11.7 million increase in corporate general and administrative costs due to an increase in equity-based compensation costs related to the accelerated vesting of certain Equity Participation Shares as a result of the change in control triggered by the Blackstone Acquisition.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $273.9 million and $222.9 million for the nine months ended September 30, 2019 and 2018, respectively. Equity in earnings of unconsolidated investments of $273.9 million for the nine months ended September 30, 2019 primarily reflects our portion of earnings and the $25.5 million of amortization of a negative basis difference associated with our aggregate 75% membership interest in Rockies Express, as well as equity in earnings related to our 51% membership interests in Pawnee Terminal and Powder River Gateway of $4.4 million and $2.3 million, respectively. Equity in earnings of unconsolidated investments of $222.9 million for the nine months ended September 30, 2018 primarily reflects our portion of earnings and the $27.1 million of amortization of a negative basis difference associated with our 75% membership interest in Rockies Express, inclusive of Tallgrass Equity's additional 25.01% membership interest acquired in February 2018, as well as $2.7 million of equity in earnings related to our 51% membership interest in Pawnee Terminal. The overall increase was primarily driven by a $46.8 million increase in equity in earnings from Rockies Express as a result of lower interest expense due to the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018 and the refinancing of Rockies Express' $525 million of 6.00% senior notes due January 15, 2019, the additional 25.01% membership interest acquired in February 2018, the proceeds from the contract termination discussed in Note 16 – Legal and Environmental Matters, as well as increased east-end incremental revenue.
Interest expense, net. Interest expense of $121.9 million for the nine months ended September 30, 2019 was primarily composed of interest and fees associated with the TEP revolving credit facility and Senior Notes. Interest expense of $95.1 million for the nine months ended September 30, 2018 was primarily composed of interest and fees associated with the TEP and Tallgrass Equity revolving credit facilities and the 2024 Notes and 2028 Notes. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our 2018 and 2019 acquisitions and a special contribution to Rockies Express to fund our pro rata portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018, as well as the higher borrowing rate on the 2023 Notes, the proceeds of which were used to repay borrowings under the revolving credit facility.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the nine months ended September 30, 2019 was $0.9 million. Other expense of $0.8 million for the nine months ended September 30, 2018 included a $2.2 million loss on debt retirement associated with the write off of deferred financing costs associated with the Amendment to the TEP revolving credit facility and the termination of the Tallgrass Equity revolving credit facility.
Income tax expense. Income tax expense for the nine months ended September 30, 2019 was $61.6 million, compared to income tax expense of $35.5 million for the nine months ended September 30, 2018. The increase in income tax expense was primarily due to our increased ownership in TEP effective June 30, 2018 as a result of the merger transaction with TEP and the exercise of the Exchange Right effective March 11, 2019 and the resulting increase in income allocated to TGE.
The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data – Natural Gas Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Natural gas transportation services	$30,802	$31,769	$97,564	$98,759
Sales of natural gas, NGLs, and crude oil	—	457	119	802
Processing and other revenues	2,006	1,851	5,838	5,647
Total revenues	32,808	34,077	103,521	105,208
Operating costs and expenses:
Cost of sales	56	439	897	870
Cost of transportation services	1,036	845	1,368	1,799
Operations and maintenance	7,367	6,362	20,388	19,849
Depreciation and amortization	5,004	4,861	14,911	14,539
General and administrative	4,377	3,248	11,638	11,139
Taxes, other than income taxes	1,294	950	3,739	3,374
Total operating costs and expenses	19,134	16,705	52,941	51,570
Operating income	$13,674	$17,372	$50,580	$53,638

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. Natural Gas Transportation segment revenues were $32.8 million for the three months ended September 30, 2019, compared to $34.1 million for the three months ended September 30, 2018, which represents a decrease of $1.3 million, or 4%, in segment revenues driven by a $1.0 million decrease in natural gas transportation services primarily due to an overall decrease to recourse rates at TIGT as a result of the pre-filing rate case settlement as discussed further in Note 15 – Regulatory Matters.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $19.1 million for the three months ended September 30, 2019, compared to $16.7 million for the three months ended September 30, 2018, which represents an increase of $2.4 million, or 15%. The overall increase in operating costs and expenses was primarily due to a $1.1 million increase in general and administrative costs and a $1.0 million increase in operations and maintenance costs driven by increased pipeline integrity work.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues. Natural Gas Transportation segment revenues were $103.5 million for the nine months ended September 30, 2019, compared to $105.2 million for the nine months ended September 30, 2018, which represents a decrease of $1.7 million, or 2%, in segment revenues driven by a $1.2 million decrease in natural gas transportation services primarily due to an overall decrease to recourse rates at TIGT as a result of the pre-filing rate case settlement as discussed further in Note 15 – Regulatory Matters.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $52.9 million for the nine months ended September 30, 2019, compared to $51.6 million for the nine months ended September 30, 2018, which represents an increase of $1.4 million, or 3%. The overall increase in operating costs and expenses was primarily due to a $0.5 million increase in operations and maintenance costs driven by increased pipeline integrity work and a $0.5 million increase in general and administrative costs.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data – Crude Oil Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude oil transportation services	$126,541	$113,805	$351,512	$312,453
Sales of natural gas, NGLs, and crude oil	—	2,314	4,730	6,289
Processing and other revenues	246	131	499	266
Total revenues	126,787	116,250	356,741	319,008
Operating costs and expenses:
Cost of sales	615	2,127	5,224	6,122
Cost of transportation services	20,587	17,374	57,117	49,408
Operations and maintenance	4,190	3,453	11,034	9,333
Depreciation and amortization	13,997	13,628	41,440	40,587
General and administrative	6,598	4,610	16,528	13,422
Taxes, other than income taxes	6,372	5,763	20,570	18,600
Total operating costs and expenses	52,359	46,955	151,913	137,472
Operating income	$74,428	$69,295	$204,828	$181,536

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. Crude Oil Transportation segment revenues were $126.8 million for the three months ended September 30, 2019, compared to $116.3 million for the three months ended September 30, 2018, which represents an increase of $10.5 million, or 9%, in segment revenues driven by a $12.7 million increase in crude oil transportation services and a $2.3 million decrease in sales of crude oil. The increase in crude oil transportation services revenue was primarily driven by a $9.8 million increase in committed shipper revenue and a $1.6 million increase in walk-up shipper revenue as a result of increased throughput volumes and the FERC annual index adjustments effective July 1, 2019.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $52.4 million for the three months ended September 30, 2019 compared to $47.0 million for the three months ended September 30, 2018, which represents an increase of $5.4 million, or 12%. The overall increase in operating costs and expenses was primarily driven by a $3.2 million increase in cost of transportation services driven by higher throughput volumes during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 resulting in higher costs for drag reducing agents and pump station electrical costs, as well as higher lease payments, and a $2.0 million increase in general and administrative costs, primarily due to insurance and labor costs.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues. Crude Oil Transportation segment revenues were $356.7 million for the nine months ended September 30, 2019, compared to $319.0 million for the nine months ended September 30, 2018, which represents an increase of $37.7 million, or 12%, in segment revenues driven by a $39.1 million increase in crude oil transportation services, partially offset by a $1.6 million decrease in sales of crude oil due to decreased volumes sold and lower crude oil prices during the nine months ended September 30, 2019. The increase in crude oil transportation services revenue was primarily driven by a $20.2 million increase in committed shipper revenues and a $18.5 million increase in walk-up shipper revenue as a result of increased throughput volumes and the FERC annual index adjustments effective July 1, 2018 and 2019.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $151.9 million for the nine months ended September 30, 2019 compared to $137.5 million for the nine months ended September 30, 2018, which represents an increase of $14.4 million, or 11%. The overall increase in operating costs and expenses was primarily driven by a $7.7 million increase in cost of transportation services driven by higher throughput volumes during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulting in higher costs for drag reducing agents and pump station electrical costs, as well as higher lease payments, a $3.1 million increase in general and administrative costs driven by an increase in insurance and labor costs, and a $2.0 million increase in taxes, other than income taxes driven by an increase in property tax assessment estimates.
The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data – Gathering, Processing & Terminalling (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$39,902	$41,301	$111,760	$112,376
Processing and other revenues	50,941	30,311	133,879	86,686
Total revenues	90,843	71,612	245,639	199,062
Operating costs and expenses:
Cost of sales	17,091	26,103	50,404	76,367
Cost of transportation services	21,111	15,875	65,452	33,982
Operations and maintenance	11,100	8,196	32,753	23,668
Depreciation and amortization	12,011	7,926	36,928	23,290
General and administrative	5,310	3,074	12,968	9,348
Taxes, other than income taxes	517	1,037	2,583	3,117
(Gain) loss on disposal of assets	—	(279)	242	(9,417)
Total operating costs and expenses	67,140	61,932	201,330	160,355
Operating income	$23,703	$9,680	$44,309	$38,707

(1)	Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 17 – Reportable Segments.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. Gathering, Processing & Terminalling segment revenues were $90.8 million for the three months ended September 30, 2019, compared to $71.6 million for the three months ended September 30, 2018, which represents a $19.2 million, or 27%, increase in segment revenues. The increase in segment revenues was due to a $20.6 million increase in processing and other revenues, partially offset by a $1.4 million decrease in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by (i) increased water business services revenue of $18.5 million driven by the consolidation of BNN Colorado in December 2018, the acquisitions of NGL Water Solutions Bakken in November 2018 and CES in May 2019, and increased produced water disposal and fresh water transportation volumes and (ii) increased terminal services revenue of $1.5 million driven by the Buckingham Terminal expansion, the Grasslands Terminal placed into service in August 2019, and increased throughput on the Pony Express System. The decrease in sales of natural gas, NGLs, and crude oil was driven by decreased sales of NGLs of $9.9 million, primarily due to lower NGL prices partially offset by higher volumes sold, partially offset by increased crude oil sales of $5.1 million at Stanchion and increased sales of natural gas of $3.4 million due to sales of residue gas from the Douglas Gathering System.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $67.1 million for the three months ended September 30, 2019 compared to $61.9 million for the three months ended September 30, 2018, which represents an increase of $5.2 million, or 8%. The increase in operating costs and expenses was primarily driven by (i) an increase of $5.2 million in the cost of transportation services due to increased freshwater and water gathering and disposal volumes at Water Solutions and crude oil transportation fees and (ii) increases of $4.1 million, $2.9 million, and $2.2 million in depreciation and amortization, operations and maintenance, and general and administrative costs, respectively, each primarily due to acquisitions and assets placed into service in 2018 and 2019 at Water Solutions and Terminals. These increases were partially offset by a $9.0 million decrease in cost of sales primarily due to lower NGL prices, partially offset by higher volumes as discussed above.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues. Gathering, Processing & Terminalling segment revenues were $245.6 million for the nine months ended September 30, 2019, compared to $199.1 million for the nine months ended September 30, 2018, which represents a $46.6 million, or 23%, increase in segment revenues. The increase in segment revenues was due to a $47.2 million increase in processing and other revenues, partially offset by a $0.6 million decrease in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by (i) increased water business services revenue of $42.6 million driven by the consolidation of BNN Colorado in December 2018, the acquisitions of NGL Water Solutions Bakken in November 2018 and CES in May 2019, and increased produced water disposal and fresh water transportation volumes and (ii) increased terminal services revenue of $3.8 million driven by the Buckingham Terminal expansion, the Natoma Terminal placed into service in April 2018, the Grasslands Terminal placed into service in August 2019, and increased throughput on the Pony Express System. The decrease in sales of natural gas, NGLs, and crude oil was driven by decreased sales of NGLs of $31.0 million, primarily due to lower NGL prices partially offset by higher volumes sold, partially offset by increased crude oil sales of $24.0 million at Stanchion and increased sales of natural gas of $6.5 million due to sales of residue gas from the Douglas Gathering System.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $201.3 million for the nine months ended September 30, 2019 compared to $160.4 million for the nine months ended September 30, 2018, which represents an increase of $41.0 million, or 26%. The increase in operating costs and expenses was primarily driven by (i) an increase of $31.5 million in the cost of transportation services due to crude oil transportation fees and increased freshwater and water gathering and disposal volumes at Water Solutions, (ii) increases of $13.6 million, $9.1 million, and $3.6 million in depreciation and amortization, operations and maintenance, and general and administrative costs, respectively, each primarily due to acquisitions and assets placed into service in 2018 and 2019 at Water Solutions and Terminals, and (iii) $0.2 million loss on the disposal of assets during the nine months ended September 30, 2019, compared to the $9.4 million gain on disposal of assets on the disposal of Tallgrass Crude Gathering, LLC ("Tallgrass Crude Gathering") during the nine months ended September 30, 2018. These increases were partially offset by a $26.0 million decrease in cost of sales driven by lower NGL prices, partially offset by higher volumes processed and higher sales of residue gas from the Douglas Gathering System.

Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended September 30, 2019 were cash generated from operations and borrowings under our revolving credit facility. We expect our sources of liquidity in the future to include:

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
Our total liquidity as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash on hand (1)	$15,967	$9,596
Total capacity under the revolving credit facility	2,250,000	2,250,000
Less: Outstanding borrowings under the revolving credit facility	(1,467,000)	(1,224,000)
Less: Letters of credit issued under the revolving credit facility	(94)	(94)
Available capacity under the revolving credit facility	782,906	1,025,906
Total liquidity	$798,873	$1,035,502

(1)	Includes cash on hand at TGE and its consolidated subsidiaries.
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
As of September 30, 2019, we had a working capital deficit of $119.2 million compared to a working capital deficit of $146.9 million at December 31, 2018, which represents an increase in working capital of $27.8 million. The overall increase in working capital was primarily attributable to changes in the following components:

•	a decrease in accrued interest $15.2 million primarily due to timing of interest payments;

•	an increase in accounts receivable of $10.2 million primarily due to crude oil sales at Stanchion, as well as receivables related to CES acquired during 2019;

•	an increase in inventories of $6.7 million primarily due to PLA barrels retained at Pony Express;

•	an increase in cash and cash equivalents of $6.4 million primarily due to the timing of payments and cash receipts; and

•	a decrease in accounts payable of $5.5 million primarily due to timing of payments, lower producer settlements at TMID, and lower capital accruals.

These working capital decreases were partially offset by

•	an increase in deferred revenue of $14.1 million primarily from deficiency payments collected by Pony Express and Water Solutions; and

•	an increase in accrued taxes of $7.7 million primarily due to the timing of property tax payments, partially offset by a decrease in property tax assessment estimates.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$518,208	$466,391
Investing activities	$(290,920)	$(756,499)
Financing activities	$(220,917)	$293,036
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Operating Activities. Cash flows provided by operating activities were $518.2 million and $466.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash flows provided by operating activities of $51.8 million was primarily driven by a $52.4 million increase in distributions received from unconsolidated affiliates, primarily Rockies Express, as well as the increase in operating results, as discussed above. These increases were partially offset by a net decrease in cash flows from changes in working capital driven by a $113.2 million increase in net cash outflows from accounts payable and accrued liabilities, primarily due to higher crude oil purchases at Stanchion, partially offset by a $102.9 million increase in net cash inflows from accounts receivable, primarily due to higher crude oil sales at Stanchion.
Investing Activities. Cash flows used in investing activities were $290.9 million for the nine months ended September 30, 2019, primarily driven by:

•	capital expenditures of $225.5 million, primarily due to Pony Express expansion projects, Cheyenne Connector, and additional natural gas gathering infrastructure;

•	contributions to unconsolidated investments in the amount of $75.2 million, primarily to fund our share of capital projects at Rockies Express and Powder River Gateway;

•	net cash outflows of $48.4 million for the acquisition of CES; and

•	cash outflows of $37.0 million for the initial capital contribution and formation of the Powder River Gateway joint venture.
These cash outflows were partially offset by $95.2 million of distributions received from unconsolidated investments in excess of cumulative earnings recognized, primarily Rockies Express.
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

•
capital expenditures of $265.1 million, primarily due to spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, construction of the Guernsey, Natoma, and Grasslands Terminals, and pipe replacement and remediation work on the Trailblazer Pipeline system;

•	cash outflows of $95.0 million for the acquisition of BNN North Dakota;

•	cash outflows of $30.6 million for the acquisition of a 51% membership interest in Pawnee Terminal; and

•	cash outflows of $19.5 million for the acquisition of a 38% membership interest in Deeprock North, LLC.
These cash outflows were partially offset by cash inflows of:

•	$60.7 million of distributions received from unconsolidated affiliates in excess of cumulative earnings recognized, primarily Rockies Express; and

•	$50.0 million from the sale of Tallgrass Crude Gathering.
Financing Activities. Cash flows used in financing activities were $220.9 million for the nine months ended September 30, 2019, primarily driven by:

•	dividends paid to Class A shareholders of $273.0 million;

•
distributions to noncontrolling interests of $178.9 million, consisting of Tallgrass Equity distributions to the Exchange Right Holders of $173.7 million and distributions to Deeprock Development, BNN West Texas, and BNN Colorado noncontrolling interests of $5.2 million; and

•	tax payments funded by shares tendered by employees to satisfy tax withholding obligations of $13.3 million related to the issuance of Class A shares under our LTIP plan.
These cash outflows were partially offset by net borrowings under the revolving credit facility of $243.0 million.
Cash flows provided by financing activities were $293.0 million for the nine months ended September 30, 2018, primarily driven by:

•	proceeds from TEP's issuance of $500.0 million in aggregate principal amount of 2023 Notes; and

•	net borrowings under the revolving credit facilities of $244.0 million.
These cash inflows were partially offset by cash outflows of:

•
distributions to noncontrolling interests of $262.9 million, which consisted of Tallgrass Equity distributions to the Exchange Right Holders of $160.6 million, distributions to TEP unitholders of $97.7 million, and distributions to Deeprock Development and Pony Express noncontrolling interests of $4.6 million;

•	dividends paid to Class A shareholders of $126.7 million; and

•	cash outflows of $50.0 million for the acquisition of an additional 2% membership interest in Pony Express.
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
Our dividend for the three months ended September 30, 2019, in the amount of $0.55 per Class A share, or $98.6 million in the aggregate, was announced on October 10, 2019 and will be paid on November 14, 2019 to Class A shareholders of record on October 31, 2019.
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

The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. We expect to incur approximately $254 million for expansion capital projects and approximately $42 million for maintenance capital expenditures in 2019. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$30,537	$15,189
Expansion capital expenditures	187,512	258,401
Total capital expenditures incurred	$218,049	$273,590
Capital expenditures incurred represent capital expenditures paid and accrued during the period. The increase in maintenance capital expenditures to $30.5 million for the nine months ended September 30, 2019 from $15.2 million for the nine months ended September 30, 2018 is primarily driven by increased expenditures in the Natural Gas Transportation, Gathering, Processing & Terminalling, and Corporate and Other segments. Maintenance capital expenditures for the nine months ended September 30, 2019 in the Corporate and Other segment consisted primarily of spending on information technology assets. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. Expansion capital expenditures were $187.5 million for the nine months ended September 30, 2019 compared to $258.4 million for the nine months ended September 30, 2018. Expansion capital expenditures for the nine months ended September 30, 2019 consisted primarily of spending on the Pony Express expansion, Cheyenne Connector, and additional natural gas gathering infrastructure. Expansion capital expenditures of $258.4 million for the nine months ended September 30, 2018 consisted primarily of spending on the Cheyenne Connector, additional water gathering infrastructure located in North Dakota, a 55-mile extension on the Pony Express System, construction of the Buckingham Terminal expansion, and construction of the Guernsey, Natoma, and Grasslands Terminals.
During the nine months ended September 30, 2019 and 2018, we invested cash of $75.2 million and $444.8 million, respectively, in unconsolidated affiliates, including Rockies Express, Powder River Gateway, Iron Horse, and BNN Colorado, prior to our consolidation of BNN Colorado in December 2018 and our contribution of Iron Horse to the Powder River Gateway joint venture in January 2019, to fund our share of capital projects, including a special contribution of approximately $412.5 million to fund our portion of the repayment of Rockies Express' $550 million of 6.85% senior notes due July 15, 2018. In addition, we have made commitments of approximately $38 million to fund our portion of capital costs at Cheyenne Connector subsequent to closing of the joint venture in the fourth quarter of 2019 as discussed in Note 18 – Subsequent Events.
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
The majority of TMID's Adjusted EBITDA comes from volumetric fee or commodity sensitive contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. During the nine months ended September 30, 2019, TMID represented 3% of our consolidated Adjusted EBITDA.
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
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of September 30, 2019, assuming a parallel shift in the forward curve through the end of 2019:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contract assets(1)	$4,015	$(1,529)	$1,529
Crude oil derivative contract liabilities(1)	$(454)	$—	$—

(1)	Represents the net forward sale of 283,000 barrels of crude oil in our Gathering, Processing & Terminalling segment which will settle throughout 2019.
Interest Rate Risk
As of September 30, 2019, TEP has issued $2.0 billion of Senior Notes and has a $2.25 billion revolving credit facility with outstanding borrowings of $1.47 billion. Borrowings under TEP's revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.25% to 1.25% for base rate borrowings and 1.25% to 2.25% for reserve adjusted Eurodollar rate borrowings, based upon TEP's total leverage ratio.
We do not currently hedge the interest rate risk on TEP's borrowings under the revolving credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.8 million based on our outstanding debt under the revolving credit facility as of September 30, 2019.
Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We manage our exposure to credit risk associated with customers to whom we extend credit through a credit approval process which includes credit analysis, the establishment of credit limits and ongoing monitoring procedures. We may request letters of credit, prepayments, guarantees or other forms of credit support.
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BBB- or Baa3 and better credit ratings or are part of corporate families with such credit ratings as of September 30, 2019.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2018 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2019. There have been no material changes to the risk factors contained in our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1
Standstill Agreement, dated September 25, 2019, by and between the Conflicts Committee of the Board of Directors of Tallgrass Energy GP, LLC and Blackstone Infrastructure Advisors L.L.C. (incorporated by reference to Exhibit 10.1 to Tallgrass Energy, LP's Current Report on Form 8-K filed on September 26, 2019)

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

Tallgrass Energy, LP
(registrant)
		By:	Tallgrass Energy GP, LLC, its general partner

Date:	October 30, 2019	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)